Form 10-K
period 1995-06-30
MSU CORP
filed 1996-11-27
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-28622-A

                             MSU CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         FLORIDA                                         22-274288
----------------------------------            ---------------------------------
(State or other Jurisdiction                  (IRS Employer Identification No.)
 of Incorporation or Organization)


ELDER HOUSE, 526-528 ELDER GATE, CENTRAL MILTON KEYNES, MK9 1LR, ENGLAND
------------------------------------------------------------------------
(Address of Principal Executive Offices, Including ZIP Code)

     Registrant's Telephone Number, Including Area Code: 011 441 908 232100
                                                         ------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of Each Exchange
Title of Each Class                                      on Which Registered
-------------------                                     -----------------------

       NONE                                                       NONE
-----------------                                       -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                ---------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes    No  X
                                              ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A
                 ---

As of October 9, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask prices for such stock as reported by Bloomberg Financial, Inc. was $49,491,462 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

The number of shares of common stock of the Registrant outstanding as of October 9, 1996 was 15,509,722 according to the Company's transfer agent. The Company's internal records indicate that there were 15,534,722 shares of its common stock outstanding as of October 9, 1996. After significant due diligence, the Company has been unable to account for the 25,000 share discrepancy.

                                FORM 10-K INDEX

                                     PART I


ITEM 1.          BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 2.          PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM 3.          LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 5.          MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . .  13

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . .  14

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . .  18

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 11.         EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . .  27

                                     PART I

ITEM 1.         BUSINESS

BUSINESS DEVELOPMENT

         MSU Corporation, formerly Capital Acquisition Company, was incorporated in Florida in 1986. MSU Corporation conducted no substantive business until all of the outstanding shares of MSU Public Limited Company ("MSU PLC") were exchanged for Capital Acquisition Company shares in October 1994 (the Exchange"). The Exchange was treated for financial reporting purposes as a reverse acquisition, as if MSU PLC recapitalized its common stock and then issued shares of common stock (equal to such number of shares which represented the then outstanding shares of Capital Acquisition Company) for costs representing the then capital deficiency of Capital Acquisition Company. MSU PLC, an England and Wales company formed under the Companies Act of 1985, in turn owns all of the outstanding shares of MSU (UK) Limited ("MSU Ltd."), an England and Wales company formed under the Companies Act of 1985. MSU Ltd. was formed in March 1991 and commenced operations in March 1992. MSU Corporation's business is based in the United Kingdom and is conducted almost exclusively by MSU Ltd., its second tier subsidiary. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" refer to MSU Corporation, MSU PLC and MSU Ltd. Historical financial information for periods prior to the Exchange has been presented as that of MSU Corporation, as if MSU PLC and MSU Ltd. were owned by MSU Corporation during such periods.

         Although this Annual Report on Form 10-K is for the Company's fiscal year ended June 30, 1995, it is delinquent and was filed with the Securities and Exchange Commission on November 27, 1996. As a result, unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of November 15, 1996.

EXCHANGE RATES

         MSU PLC and MSU Ltd. conduct a significant amount of their operations in pounds sterling. References to "$" in this Annual Report on Form 10-K are to U.S. dollars and in many instances represent translations of pounds sterling into dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such dollar amounts. Unless otherwise stated, the translations of pounds sterling into dollars have been made at the average rate for the year indicated. See Notes to Consolidated Financial Statements for rates used by the Company in the preparation of its consolidated financial statements included elsewhere herein. The following table sets forth, for the periods indicated, certain information concerning the rates of pounds sterling per dollar:

Fiscal Year Ended                    At End of      Average
     June 30                           Period       Rate(1)     High(2)     Low(2)
---------------------                ----------     -------     -------     ------
1992                                    .52          .56          .59         .52
1993                                    .67          .63          .69         .50
1994                                    .65          .67          .68         .65
1995                                    .63          .63          .65         .61
1996                                    .65          .65          .67         .63
1997 (through October 31, 1996)         .61          .63          .64         .61

------------------------------------------
(1) Represents the average of the rates on the last day of each month during the relevant period.

(2) Represents the highest and lowest rates used in the average rate calculation.

GENERAL OVERVIEW

         The Company designs and develops computer chips and chipsets principally for use in consumer electronics products. Most of the Company's chips incorporate multiple functions, eliminating the need for several or more chips and permitting a more efficient use of printed circuit board design, a diminished risk of malfunction and error and a lower cost.

         The Company also develops prototype electronic products with particular emphasis on prototype consumer electronic products. The prototype electronic products developed by the Company are almost exclusively based on the Company's proprietary chips and chipsets. Such prototype products are used for demonstration and marketing purposes in connection with presentations before consumer electronics manufacturers and others with an interest in the Company's chip technology and products.

         The Company has, to date, developed numerous consumer electronic products pursuant to development contracts or arrangements with manufacturers based in China, Taiwan, Germany, the United States, Hong Kong and the United Kingdom. The contracts typically have provided for the payment of development fees plus royalties based on sales of products utilizing the Company's chips or chipsets. To date, no products developed pursuant to such development contracts have been sold and no royalties have been paid. In most instances, the Company has no control over a third party's manufacturing, marketing or purchase decisions and, accordingly, there can be no assurance that any developed products will be manufactured, marketed or sold. In fiscal 1995, the Company's revenue was derived from product development (46% of total revenue), chip sales in connection with product development (51% of total revenue) and support services (3% of total revenue). In fiscal 1996, the Company's revenue was derived from product development (87.8% of total revenue) and support services (12.2% of total revenue).

         In October 1993, MSU Ltd. entered into several agreements with IBM pertaining to the development of software and hardware for consumer multimedia units using the Slipstream ASIC Chip - version 4.5. See "BUSINESS-Chip Technology." In April 1995, after all development projects contemplated by the agreements had been completed, IBM advised the Company that it had determined not to pursue, at that time, the consumer multimedia product market and that it would not announce prior to July 1995 a product using the intellectual property developed by the Company in conjunction with and licensed to IBM. IBM retains a non-exclusive license to use such intellectual property. Additionally, any major enhancements to and replacements of such intellectual property as well as any other technology developed by the Company must be offered first to IBM in writing. The Company has offered its prototype Internet Access Device and related ISP Chip technology to IBM and IBM has advised the Company of its rejection of such offer. The Company has not yet offered the Envoy Chip or the Wynpeg Chipset to IBM.

CHIP TECHNOLOGY

         Slipstream Application Specific Integrated Circuit ("Slipstream ASIC Chip"). The Slipstream(TM) ASIC Chip is a multi-function chip which provides graphics capability and high quality sound for multimedia systems. The Slipstream ASIC Chip incorporates (i) a video generator, that generates the video signal from digital information; (ii) a graphics accelerator, that controls memory and access to digital information allowing the manipulation and control of images; and (iii) digital signal processors, that allow the compression and decompression of data from CDs permitting the storage of massive amounts of data necessary for the storage and retrieval of images. These functions are typically achieved through the use of a group of chips in series.

         Computer image creation begins with the creation of pixels. Pixels are individual picture elements that make up a video display such as a computer or television screen. Each pixel contains information that is defined by the signal or program, such as a movie or video game, that it is displaying. The more information that may be held in each unit, the sharper and more defined the image. As computer hardware is able to process the information in a signal or program with greater speed, the information projected in each pixel may be changed more quickly, creating an improved illusion of motion, animation and shading of images on the computer screen.
The Slipstream ASIC Chip generates and processes the pixel information necessary for image creation and movement. Because conventional computer discs and storage devices are unable to store efficiently the additional amount of data necessary in each pixel and within each time frame to generate images adequately, the Company's Slipstream ASIC Chip makes use of CD technology and uses a CD interface and a graphics accelerator for enhanced retrieval. The Slipstream ASIC Chip further enhances retrieval from the CD using a digital signal processor that interfaces to a digital-to-analog converter and makes use of the advanced CD compression techniques. The signals are compressed to allow for more effective and efficient storage. The Slipstream ASIC Chip also includes algorithms which eliminate unimportant or redundant data so that storage space is not wasted.

         The Slipstream ASIC Chip-version 4.5 is available in silicon. The Company's prototype Generic (Video) CD Player is based upon the Slipstream ASIC Chip. See "BUSINESS-Prototype Products."

         Internet Services Processor ("ISP Chip"). The ISP Chip is a version of the Slipstream ASIC Chip designed for use in Internet products such as the Company's prototype Consumer Internet Access Device. See "BUSINESS-Prototype Products." Prior prototype Consumer Internet Access Devices used the Slipstream ASIC Chip. The ISP Chip provides more Internet related features (at a lower cost) than the Slipstream ASIC Chip. The ISP Chip is a graphics and sound processor which also provides interfacing and logic for the CPU and system memory.

         The ISP Chip is available in silicon. The Company is in the late stages of development of an ISP Chip-version 2 and in the early stages of development of an ISP Chip-version 3. Such ISP Chips are intended to provide enhanced Internet features and capabilities.

         CD Services Chip ("Envoy Chip"). The Envoy(TM) Chip reduces the complexity in compact disc drive systems and the cost of interfacing to compact disc drives in both PC's and consumer CD products. The Envoy Chip replaces six chips typically used within a CD mechanism. The three principal electronic components of a compact disc player are the servo processor, signal processor and micro controller. The Envoy Chip provides the servo, signal and control functions. The Envoy Chip is also suitable for CD ROM applications as it can replace principal components along the data path.

         The Envoy Chip is available in silicon.

         M-PEG Chipset ("Wynpeg Chipset"). The Wynpeg(TM) Chipset incorporates the Slipstream ASIC Chip and another non-proprietary chip that implements the decoding standards of the Motion Picture Experts Group. M-PEG is an international standards body that has defined a worldwide standard for the compression of video data called Philips White Book Video CD M-PEG Standard. The Company's Wynpeg Chipset is capable of decompressing digital video signals in accordance with such standard. The Company intends to develop a version 2 of the Wynpeg Chipset at some unspecified time in the future. There can be no assurance that the development of such Wynpeg Chipset-version 2 will ever be commenced or completed.

PROTOTYPE PRODUCTS

         Generic (Video) CD Player. The prototype Generic CD Player, based on the Slipstream ASIC Chip, is a multimedia product capable of use as a video CD player, audio CD player, and for photo CD and Karaoke. This CD based multimedia product consists of a conventional CD player equipped with an internal audio amplifier; a Karaoke function which has the ability to run stereo soundtrack and produce graphics on the screen with overlaying of text for lyrics; and a photo CD compatible with standard photo CDs and capable of supporting Kodak multi-session photo CDs. The prototype Generic CD Player operates with a standard television set.

         The Company has utilized the prototype Generic CD Player for demonstration purposes only. Specific products were designed and developed in connection with development contracts with two manufacturers in Taiwan and China, respectively. To date, no products have been manufactured for sale.

         Consumer Internet Access Device. The Company's prototype Consumer Internet Access Device (the "Internet Access Device") is a low cost, easy to use, small box-like device which provides access to the Internet and on-line services via a telephone connection, standard television set and a hand held remote control unit. A keyboard is available at an additional cost to the consumer. Access to the Internet and on-line services is conventionally via PCs, which represents both a cost and technology barrier to many consumers. Prior prototype Internet Access Devices were based on the Company's Slipstream ASIC Chip; however, the most recent prototype Internet Access Device is based on the ISP Chip. It is anticipated that future generations of the prototype Internet Access Device will be based on the ISP Chip-version 2, the ISP Chip-version 3 or future generations and derivations.

         The Company has developed and is continuing to modify the software contained in its prototype Internet Access Device. The software is stored on memory chips and hard coded in the prototype Internet Access Device. The software enables users to interact with the Internet via its e-mail and browser functions. The Company recently made an initial release of its software for use with production samples of its Internet Access Device. The Company anticipates a significant release of its software in November 1996 for use in customized Internet Access Devices anticipated to be manufactured by Mitac, Inc., a Taiwanese company. There can be no assurance that a significant release of the Company's software will be made or that the customized Internet Access Devices will be manufactured by Mitac, Inc. Although there can be no assurance, it is anticipated that software updates and "bug" fixes to Internet Access Devices sold and in use will be accomplished by downloading software via the Internet or from a licensed on-line or Internet service provider. Although steps will be taken by the Company to protect its software from unauthorized modifications, there can be no assurance that unauthorized modifications will not occur.

         The Company's ISP Chip prototype Internet Access Device has been demonstrated internationally to manufacturers and others. The Company has experienced significant interest in this prototype Internet Access Device and related technology. The Company has entered into agreements with American Interactive Media, Inc. and Mitac, Inc. for the development, manufacture and sale of customized Internet Access Devices. It is anticipated that Mitac, Inc. will manufacture for sale all customized Internet Access Devices developed pursuant to both the American Interactive Media, Inc. and Mitac, Inc. agreements. In late October 1996, American Interactive Media, Inc. placed an initial order for 5,000 customized Internet Access Devices. The Company anticipates that shipment of these products will commence in November 1996. In addition, the Company has received non-binding conditional orders for customized Internet Access Devices from two companies. Such orders are subject to the approval of final production samples which were made available on October 8, 1996. No final production samples have been approved yet; however, the Company has received no indication of any material problems with such samples. There can be no assurance that the final production samples will be approved by these two companies or any other third parties; that orders, once placed by a third party, will not be cancelled; or that any products will be manufactured or sold to any third party.

         Consumer PC. The Consumer PC is a CD-based consumer product compatible with most PC software and providing Internet connection capability but operating via a standard television set. The Consumer PC resembles a VCR or CD player in both appearance and operation but serves in many capacities including as a video CD player and a PC CD ROM software disc player. The Consumer PC is not currently based on chip technology, but is based on system software designed by the Company. The Company plans to design a custom chip to incorporate the key features of the Consumer PC in the near future. The Company has participated in a Consumer PC product development arrangement with a German manufacturer. Development of the product has been completed, however, to date, no products have been manufactured for sale.

SUPPORT SERVICES

         The Company has provided and will continue to provide consulting and other development services pursuant to contracts entered into with consumer electronics manufacturers and others. Company employees assist in, among other matters, identifying trends in consumer preferences and generating new product ideas. The Company is involved in the development of software compatible with certain of its products and intends to offer technical support to consumers of its products and hardware and software engineers; however, there can be no assurance such activities will result in profits to the Company. In fiscal 1995 and 1996, 3% and 12.2% of total revenue, respectively, were attributable to support services.

SUPPLY AND MANUFACTURING

         American Microsystems, Inc., a semiconductor manufacturer, has historically manufactured the Slipstream ASIC Chip-version 4.5 and the ISP Chip. Prior versions of the Slipstream ASIC Chip were manufactured by Toshiba and Es2. It is anticipated that United Micro Corporation, a Taiwanese chip manufacturer, will manufacture a majority of the ISP Chip-version 2 to be used in the customized Internet Access Devices proposed to be manufactured by Mitac, Inc. The Company has no written agreement with either American Microsystems, Inc. or United Micro Corporation. See "BUSINESS--Prototype Products--Consumer Internet Access Device." To date, the Company has not experienced any significant problems obtaining the requisite number of chips for its operations although its demands have been relatively small. The Company has commenced discussions with additional manufacturers for the production of additional chips and chipsets should the need arise. Should demand for the Company's chips or chipsets increase significantly, there can be no assurance that the Company will be able to meet such demand through American Microsystems, Inc., United Micro Corporation or other manufacturers, which could have a material adverse effect on the Company. Arrangements with new manufacturers could result in substantial delays, engineering charges and additional expense.

         Mitac, Inc. is the only present manufacturer of customized Internet Access Devices using the Company's chips and software. Should Mitac, Inc. cease to manufacture the customized Internet Access Devices, the Company would be adversely affected.

RESEARCH AND DEVELOPMENT

         Since 1992, the Company has been engaged in developing its own chips and prototype products. It has done so independently and pursuant to research and development contracts. Research is conducted at the Company's facility located in Milton Keynes, England through engineers and programmers employed by it as well as independent contractors. During the fiscal years ended June 30, 1994, 1995 and 1996, the Company expended approximately $1.7 million, $1.3 million and $1.2 million, respectively, on unreimbursed research and development (which excludes all overhead costs other than employee, independent contractor, development tool and prototyping cost), all of which has been expensed. Approximately 42%, 56% and 28% of the amounts expended on research and development in the fiscal years ended June 30, 1994, 1995 and 1996, respectively, were customer sponsored.

EMPLOYEES

         The Company has 13 employees, including three executives, two business development personnel, six technical personnel and one administrator. The Company also uses independent contractors for certain research and development matters.

MARKETING

         The Company markets its chips and prototype electronic products through exhibitions at trade shows and direct selling to OEMs and potential licensees of its technologies. The Company targets corporations in the consumer electronic, multimedia, computer hardware and software industries.

RISK FACTORS

         The following are risk factors in addition to those set forth elsewhere in this Annual Report on Form 10-K, including those risk factors set forth elsewhere in this "Business" section and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Significant Operating Losses; Accumulated Deficit; Uncertainty of Future Operating Results. The Company has achieved only limited revenue, primarily in connection with development contracts, and has incurred significant losses each year since the inception of its operations. For the fiscal years ended June 30, 1994, June 30, 1995, and June 30, 1996, the Company incurred net losses of approximately $1,365,000, $878,000, and $1,397,000, respectively, resulting in an accumulated deficit of approximately $5,026,000 and a total shareholders' deficit of approximately $1,816,000 at June 30, 1996. There is no assurance that the chips or other products developed by the Company will be marketed or sold, or that, if sold, such products will achieve consumer acceptance. There can be no assurance that the Company's operations will ever be profitable or that the Company will be able to continue as a going concern. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         No Sales of Products That Employ Company's Chips; Dependence on Third Parties; Adequacy of Insurance. Products that incorporate the Company's chips or chipsets have only been manufactured in pre-production quantities pursuant to development contracts and arrangements. There can be no assurance that any of these products will ever be manufactured, marketed and sold to the public. In connection with the manufacture and sale of any such products, the Company will be dependent upon the manufacturing, marketing, financial, technological and other abilities of third parties with which it has established or is attempting to establish commercial relations to develop, manufacture and market products using the Company's chips or chipsets. If the Company is unable to establish the requisite third party commercial relations, products using its chips or chipsets may never be successfully manufactured, marketed or sold. If any such third party fails to commit sufficient resources to complete the proper development, manufacturing or marketing of such products, the Company's reputation, business relationships, and product acceptance could be adversely affected. In addition, the Company will have little, if any, control over the timing or methods employed in the manufacture, marketing or sale of such products. Accordingly, if any products using the Company's chips or chipsets perform poorly, are inferior in quality or do not achieve market success, poor performance may be associated with the Company's chips and chipsets. The Company is currently reviewing with its insurance representatives the adequacy of its insurance coverage in light of recent agreements and related anticipated product purchases and sales. The Company believes its current coverage is inadequate but feels it will be able to obtain adequate coverage, although there can be no assurance.

         Rapid Technological Changes. The multimedia, consumer electronics, computer hardware and software industries are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products. The broad array of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until one or more of such technologies gain widespread acceptance. The Company's success will depend upon its ability to anticipate such technological changes, adapt its products, introduce competitive products with features that meet changing customer requirements, and remain competitive in terms of price and product performance, and there can be no assurance that the Company will be able to meet any of these demands. Any material failure of the Company to meet any of these demands would adversely affect the use and acceptance of the Company's chips and chipsets and the introduction and sale of products using the

Company's chips or chipsets, and would increase the likelihood that competitive products will become broadly accepted. There can be no assurance that the Company will successfully anticipate technological changes or that products developed by others will not render obsolete or commercially unviable the Company's chips and chipsets and the products using such chips and chipsets.

         Service Provider. The Company has no binding agreement with an Internet or on-line service provider. If customized Internet Access Devices using the Company's ISP Chip are ultimately manufactured and sold to consumers, arrangements with service providers will be required to ensure that a direct connection between a customized Internet Access Device and the Internet can be effected. Such arrangements will be between the service provider and either the Company, the manufacturer or purchasers of the Internet Access Devices. There can be no assurance that satisfactory arrangements will be entered into with one or more service providers or that the Company will enter into any agreement directly with a service provider, which the Company believes would be preferable. A service provider may agree to use the Company developed software, as is, or with minimal modifications; to jointly develop new software with the Company, or to develop its own software. It is possible that a service provider could elect to use the Company's software and retain the services of the Company for software, technical and development support. It is also possible that a service provider will purchase the Internet Access Devices from the Company, the manufacturer or other party, develop and incorporate its own software and sell the Internet Access Devices to consumers at a significantly lower price. Larger service providers will likely prefer to have less dependence on the Company and others. There can be no assurance that a service provider will agree to use the Company's software and retain the Company's services for support which would likely result in greater potential revenues to the Company.

         Dependence on Key Personnel and Attraction of Qualified Personnel.
The Company is highly dependent on the experience of certain key personnel including certain of its executive officers and computer programmers, designers and engineers who contribute to the development and production of the Company's chips, chipsets and other products. If the Company were to lose the services of one or more of these key employees, before a qualified replacement could be obtained, its business could be materially adversely affected. The Company has entered into an employment agreements with Messrs. Holloway and Hall which restricts certain of their activities for one year after departure from the Company. See "EXECUTIVE COMPENSATION -- Employment Agreements." The Company has no "key man" life insurance on any of its key personnel. The multimedia, consumer electronics and computer industries are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel, whether for replacement purposes or for new positions, necessary for the Company's growth and success.

         Competition. The market for multimedia, consumer electronics, computer and Internet products is highly competitive. Numerous competitors have commercialized, are developing or are expected to introduce hardware, software and other products that are or may be directly competitive with the Company's products. Substantially all of these competitors are more established and have greater financial, marketing and other resources than the Company. The 3DO Company, C-Qube, and other companies are believed by the Company to be engaged in research and development of products with multimedia applications similar to certain of the Company's products. The Company also believes that Motorola, Inc., Sony Corp. and Cirrus Logic Inc., may be developing chips competitive with the Company's chips. Additionally, numerous companies, such as Web TV, ViewCall, Oracle, Sun Microsystems, Microsoft and IBM are involved in the development, sale and/or provision of Internet access devices or alternative means of permitting access to the Internet, all of which do or could compete with the Company's Internet Access Device. Because such companies have greater financial and marketing resources than the Company, as well as substantially larger research and development staffs and facilities, they represent significant potential competition to the Company. Competitive factors could result in price reductions or increased spending on product development, marketing and sales that would adversely affect the Company's ability to compete and to be profitable. Accordingly, there can be no assurance that the Company will be able to compete successfully against its present competitors or potential competitors or that such competition will not have a material adverse effect on the Company. In addition, to the extent any of the Company's competitors are able to develop products similar to the Company's products which become the industry standard, such competitor will have a competitive advantage over the Company.

         Intellectual Property and Proprietary Rights; Absence of Patent Protection. The Company's ability to compete successfully depends, in part, on its ability to protect its intellectual property and proprietary technology in the United Kingdom, the United States and other countries. The Company has no issued patents but relies on a combination of trade secret protection, confidentiality agreements and licensing agreements with strategic partners, employees, consultants, vendors and licensees. The Company believes that the two dimensional design representation prepared for each of its chips is protected under the UK Copyright, Designs and Patent Act of 1988, which requires no registration with respect to such technology, and that the three dimensional aspects of each of its chips, including the electronic routes in the silicon, are protected under the UK Topography Rights. The Company further believes that its chip technology is entitled to comparable protection under the US Copyright Act of 1976 and the Semiconductor Chip Protection Act of 1984. Although the Semiconductor Chip Protection Act does not require registration, the failure to register results in the loss of benefits after the passage of two years from the first commercial sale of a chip. The Company has not registered any of its chips under such Act; however, it intends to do so within the prescribed period. It is the Company's belief that patents for ASIC chip technology are rarely granted because of rapid technology changes and the relative ease of designing around such patents. Despite this, the Company has filed patent applications in the United Kingdom and the United States directed to the Slipstream ASIC Chip technology. The Company elected not to continue with the prosecution of these applications, due in large part to a lack of working capital, and the applications have been abandoned. No assurance can be given that any patent will issue from any applications that may be filed or that, if any patent does issue, the claims will be sufficiently broad to provide effective legal protection or monopoly. In addition, no assurance can be given that any patent issued to the Company will not be challenged, invalidated or avoided by design-around efforts, that the rights granted under any such patent will provide competitive advantages to the Company or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies or that such patents will not be subservient to other dominant patents. Accordingly, the Company may be unable to protect certain technology relating to its chips.

         The Company's license agreements prohibit unauthorized disclosures of the Company's technology to third parties. In cases where the Company has contracted with third parties in foreign countries, these provisions may be difficult to enforce in such foreign countries despite the existence of any applicable international treaties or conventions designed to protect rights to technology. The Company is aware that third parties may attempt to reverse engineer the Company's technology. There can be no assurance that the Company's confidentiality agreements will not be breached, or that the Company would have adequate remedies for any such breach. There can be no assurance that the Company's technology may not otherwise become known or be independently discovered by competitors. Under United Kingdom law, copyrights and mask rights related to technology designed and developed by independent contractors, while commissioned by the Company for such purpose, remain the property of the Company unlike in the United States where an assignment of such rights from the independent contractor would be necessary to attain ownership of all such rights.

         The Company has registered trademarks for the name Wynpeg in the United Kingdom (Reg. No. 1572811, effective May 21, 1994), Hong Kong (Reg. No. 06937/96, effective December 20, 1994), and Taiwan (Reg. No. 00708445, effective April 1, 1996). There can be no assurance that the registration will not be cancelled or invalidated or that the Company's rights will not be subject to rights of prior users. The Company relies heavily on trademark protection under common law. There can be no assurance that such common law rights will not be limited or invalidated by third parties.

         Significant Customers. The Company has no customers, to date, that frequently and systematically purchase its products. The Company's revenue for the fiscal years ended June 30, 1995 and June 30, 1996 was largely attributable to four and three companies, respectively, in connection with product development arrangements. In fiscal 1995, such four companies were TXC Corporation (22% of total revenue), Yanion Company Limited (18.8% of total revenue), Tianjin New Star Electronics Co. Ltd. (30% of total revenue) and Peacock AG (28.2% of total revenue). Fiscal 1995 revenue consisted of development fees, chip sales made solely for research and development purposes, and fees for support services. In fiscal 1996, such three companies were American Interactive Media, Inc. (64% of total revenue), Tianjin New Star Electronics Co. Ltd. (23.7% of total revenue) and Peacock AG (12.3% of total revenue). Fiscal 1996 revenue consisted of development fees and fees for support services. Unless the products developed or to be developed in conjunction with these companies are manufactured, marketed and sold, no future revenue, other than development fees not yet paid, are likely to be received from any of these companies under existing arrangements. The Company could be materially adversely affected if no products developed in conjunction with these companies are ultimately manufactured, marketed and sold.

         Variability of Operating Results. If the Company is able to generate significant revenues, the Company expects that its operating results will fluctuate as a result of changes in the composition of its revenues, the occurrence and timing of new product introductions, if any, by third parties that it develops products with and the Company's expenditures on research and development. Should the Company derive revenue from sales of its chips and chipsets to and/or royalties or license fees from third parties, based on the sale of products utilizing the Company's chips and chipsets, the Company's revenue will vary with the demand for such products. Any revenue may be affected by the seasonal nature of the market for consumer electronics, multimedia and computer products. Such demand may increase or decrease as a result of a number of factors that cannot be predicted and which are not within the Company's control, such as consumer preferences and product announcements by competitors.

         International Operations and Changes in Exchange Rates. The Company has entered into contracts with manufacturers located in the United States, Taiwan, Hong Kong, Germany and the People's Republic of China. The Company's international operations will subject it to various government regulations, export controls, and the normal risks involved in international operations and sales. A majority of the Company's revenue to date has been received in US dollars; however, the Company's subsidiaries conduct business in pounds sterling. Any decline in the value of the pound sterling against the US dollar will have the effect of decreasing the Company's earnings when stated in US dollars. The Company currently does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency exchange fluctuations and does not intend to do so in the immediate future.


ITEM 2.         PROPERTIES

         The Company presently leases approximately 2,900 square feet of office space at Elder House, 526-528 Elder Gate, Central Milton Keynes, MK9 1LR, England. The lease is for a five year term expiring March 21, 2001 and provides for annual rental of $44,080. The Company will also be responsible for taxes, insurance and interim and service charges which should approximate, in the aggregate, $35,000 annually. Management believes its leased facility is suitable and adequate for its intended use.


ITEM 3.         LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

         In September 1994, MSU PLC entered into a placement agent agreement with Millport Ltd. ("Millport"), believed by the Company to be a Liberian corporation (with a Channel Island office address), which arrangement was amended and confirmed by the Company in June 1995 (collectively the "Millport Agreements"). Under the Millport Agreements, Millport agreed to place 2.2 million shares at $2.50 per share in a Regulation S offering. It is the Company's belief that Martin Miller, a former officer and director of the Company and a present stockholder of the Company, is affiliated with and controls Millport, directly or indirectly. In June and July 1995, the Company issued an aggregate 1,162,500 shares of common stock in connection with the Regulation S offering (although additional shares were issued in contemplation of subscriptions which were ultimately not received, which shares were subsequently cancelled). In June 1995 and as part of such Regulation S offering, the Company issued 110,000 shares of common stock to two Liberian corporations in consideration of $275,000. No payment has been received for these shares. In July 1995 and as part of such Regulation S offering, the Company issued 950,000 shares of common stock in consideration of three promissory notes representing an aggregate principal amount of $1,297,500. All three notes were due on December 31, 1995 and only $852,500 principal amount has been repaid. The three obligors on the notes are Liberian corporations. Limited information is obtainable regarding officers, directors and principal stockholders of Liberian corporations. Due to a lack of working capital, the Company has been unable to proceed legally against the Liberian corporations although demands have been made to Martin Miller who has orally offered to pay various sums provided he is issued additional shares, and subject to additional conditions. The Company has not accepted any of such offers. Mr. Miller has also alluded to claims that customers of Millport Ltd. have against the Company although no specific claims have been made. The Company is unaware of any claims of merit that any such customers might have. An additional reason for not proceeding against potential defendants in this matter, to date, has been the likelihood that it would be unable to collect upon any judgment it might obtain against any of such potential defendants. The Company intends to proceed against these potential defendants to the extent prudent and reasonable as soon as it has sufficient working capital; however, there can be no assurance that any action will be taken, that such actions will not be barred by applicable statutes of limitation or that it will be able to collect upon any judgment it might obtain.

         The Company has no access to a significant portion of its corporate records, other than drafts and copies of certain documents, for the period from approximately September 1994 through December 1995, making it difficult to conclude that certain corporate matters were properly effected. The Company believes matters were effected properly; however, it can not confirm this with total certainty. The corporate records are currently in the possession of one of the Company's former New York law firms which has refused, upon demand, to release such records until amounts allegedly due such law firm are paid. The Company intends to contest the amount allegedly due this firm based on the Company's belief that it was billed for many matters that were not authorized by the Company, some of which matters appear to have been rendered for or at the request of Martin Miller and/or Millport, Ltd. The Company believes such law firm also represents Martin Miller and represented Millport Ltd. at the same time it represented the Company in connection with the Regulation S offering. Such law firm has never provided the Company with copies of the subscription agreements governing the acquisition of the shares in consideration of the three notes, referenced above, in connection with the Regulation S offering. The Company relied to a significant extent on this United States law firm in light of the fact that management and United Kingdom counsel had extremely limited knowledge of United States securities laws.

         In November 1994, the Company and certain of its stockholders received a written demand from Paragon Capital Corporation for $75,000 plus additional unspecified amounts based upon an alleged breach of contract entered into with MSU PLC and covering public and private financing for MSU PLC. Paragon claimed the Company negotiated with a third party in breach of such contract. The Company's position was that Paragon failed to perform in accordance with the contract and that the contract was of no further effect. The Company advised Paragon that it did not believe it had any liability to Paragon. To the Company's knowledge, Paragon has taken no further action in connection with this claim.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since May 24, 1995, bid and ask quotations of the Company's common stock have been reported by the National Association of Securities Dealers ("NASD") Electronic Bulletin Board. From November 2, 1994 through May 24, 1995 there was no "established public trading market," although bid quotations were reported only sporadically in the "pink sheets" published by the National Quotation Bureau and on the NASD Electronic Bulletin Board. The Company's NASDAQ symbol is MUCP. The following table sets forth the range of high and low bid quotations, as reported by Bloomberg Financial, Inc. for the periods indicated. Bid quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                                Range of Bid Information
                                                                ------------------------
                                                                High                 Low
                                                                ----                 ---
Fiscal Year Ended June 30, 1996:
         Quarter Ended June 30, 1996  . . . . . . . . .       $10.75              $ 4.38
         Quarter Ended March 30, 1996 . . . . . . . . .       $ 5.63              $ 1.00
         Quarter Ended December 31, 1995  . . . . . . .       $ 5.00              $ 3.03
         Quarter Ended September 30, 1995 . . . . . . .       $13.75              $ 1.00

Fiscal Year Ended June 30, 1995:
         Quarter Ended June 30, 1995
         (commencing May 24, 1995)  . . . . . . . . . .       $10.63              $10.50

         On October 9, 1996, there were approximately 230 stockholders of the Company's common stock, including holders of record and participants in security position listings.

         The Company has never paid cash dividends on its common stock and does not anticipate it will do so in the foreseeable future.


ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data have been derived from the financial statements of the Company. The financial statements for each of the fiscal years in the two-year period ended June 30, 1995 have been audited by Moore Stephens-Lovelace, P.L., independent certified public accountants. The financial statements for each of the fiscal years in the three-year period ended June 30, 1993 are unaudited, however, the financial statements for MSU Ltd. for the two-year period ended June 30, 1993 were audited by Michael R. Hoy FCA and the financial statements for Capital Acquisition Company for each of the fiscal years in the two year period ended February 28, 1992 were audited by Coopers & Lybrand LLP. The following selected financial data should be read in conjunction with and are qualified in their entirety by the MSU Corporation Consolidated Financial Statements and the notes thereto included elsewhere in this Report on Form 10-K.

                                                               Fiscal Years Ended June 30,
                                             ----------------------------------------------------------------
                                               1995       1994        1993             1992          1991(1)
                                             --------   ----------  ----------     -----------    -----------
                                                                   (unaudited)     (unaudited)     (unaudited)
                                                                   -----------     -----------     -----------
                                                            (in thousands, except per share data)
INCOME STATEMENT DATA:
Total Revenue . . . . . . . . . . . . . .    $ 1,596    $   875     $   152          $  498          $  -

Loss from operations  . . . . . . . . . .    $  (882)   $(1,366)    $(1,300)         $  (56)         $  (10)
Net loss  . . . . . . . . . . . . . . . .    $  (878)   $(1,365)    $(1,296)         $  (56)         $  (10)

Primary loss per share  . . . . . . . . .    $ (0.07)   $ (0.31)    $ (0.38) (2)     $(1.74) (2)     $(0.00)


Fully diluted loss per share  . . . . . .    $ (0.07)   $ (0.31)    $ (0.38) (2)     $(1.74) (2)     $(0.00)

BALANCE SHEET DATA (AT YEAR END):

Working capital . . . . . . . . . . . . .    $(2,662)   $(1,841)    $(1,290)         $  (49)         $   (9)
Total assets  . . . . . . . . . . . . . .    $   363    $   197     $   229          $  103          $    4

Stockholders' deficit . . . . . . . . . .    $(2,620)   $(1,770)    $(1,264)         $  (48)         $   (6)


--------------------
(1) Represents financial data derived from the financial statements of Capital Acquisition Company. MSU Ltd. was formed in March 1991; however, its operations did not commence until March 1992.

(2) Per share amounts were computed based on the number of shares outstanding at the end of the fiscal year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As previously stated, this Annual Report on Form 10-K for the fiscal year ended June 30, 1995 is delinquent and was filed with the Securities and Exchange Commission on November 27, 1996. On such date, the Company also filed its Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "1996 Form 10-K"). The reader should obtain the 1996 Form 10-K for Management's Discussion and Analysis of Financial Condition and Results of Operations covering the three-year period ended June 30, 1996.

OVERVIEW

         On October 3, 1994, MSU Corporation, formerly Capital Acquisition Company, acquired the outstanding capital stock of MSU PLC, the parent of MSU Ltd. (MSU PLC and MSU Ltd. referred to as "MSU") through the issuance of 9,422,222 shares of its common stock. This transaction has been accounted for as a recapitalization of MSU, with MSU as the acquirer (a reverse acquisition) and accordingly, the historical consolidated financial statements through the date of the transaction are those of MSU. Shareholders equity reflects the equivalent number of common shares received in the recapitalization and all references in the consolidated financial statements with regard to the number of shares of common stock have been restated to give retroactive effect to the transaction.

         The Company operates primarily through MSU Ltd. which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronics products.

         The consolidated financial statements include the accounts of MSU Corporation, MSU PLC and MSU Ltd. (collectively, the "Company"). All significant intercompany accounts have been eliminated in the consolidated financial statements.

SIGNIFICANT RISKS

         The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 1995, 1994 and 1993, the Company incurred net losses of approximately $878,000, $1,365,000 and $1,296,000, respectively. At June 30, 1995, there was an accumulated deficit of approximately $3,629,000. Additionally, the Company has had recurring negative cash flow from its operations. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.


RESULTS OF OPERATIONS

REVENUES

         The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the years ended June 30, 1995, 1994 and 1993 were approximately $1,596,000, $875,000 and $152,000, respectively. These revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee and, in fiscal 1995, from chip sales in connection with a development arrangement. Typically, the Company's development arrangements also provide for royalty and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, none of these arrangements have resulted in royalty or license revenue to the Company. The Company could be materially adversely effected if its customers fail to manufacture, market and sell products developed in conjunction with the Company.

         During the years ended June 30, 1995, 1994 and 1993 the Company's revenues were principally derived from three, two and one customers, respectively. Because of the concentration of its revenues in such a small number of customers, the loss of any one customer could have a material adverse effect on the Company's business.

         The Company's revenues by geographic region during the years ended June 30, 1995, 1994 and 1993 were approximately as follows:

 Location             1995($)       1994($)       1993($)
 --------             ----          ----          ----
 Europe               440,000       130,000          --

 Far East             640,000        60,000       152,000
 North America        520,000       690,000          --


         The Company's revenues increased approximately 476% in 1994 compared to 1993. The increase was largely due to development fees received as a result of development arrangements entered into in fiscal 1993 and fiscal 1994. The approximate 82% increase in 1995 compared to 1994 was largely attributable to the sale of chips and chipsets for approximately $823,000 in connection with development arrangements completed in fiscal 1994 and fiscal 1993.

COST OF REVENUES

         Cost of revenues for the years ended June 30, 1995, 1994 and 1993 were approximately $604,000, $107,000 and $136,000, respectively. As a percentage of revenues, cost of revenues were approximately 38% in 1995, 12% in 1994 and 89% in 1993. The cost of revenues fluctuations are due to variations in gross margins as between chip sales, support services, development services and computer peripheral sales. The gross margin on development and support services is approximately 90% to 95%; on chip sales, approximately 48% to 54%, depending on the number and type of chips purchased; and on computer peripheral sales, approximately 15%. The Company sold computer peripherals only during fiscal 1993.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products and specific research and development performed pursuant to development arrangements with third parties. For the years ended June 30, 1995, 1994 and 1993, research and development expenses were approximately $1,297,000, $1,692,000 and $1,715,000, respectively. As a percentage of revenues, research and development expenses were approximately 81% in 1995, 193% in 1994 and 732% in 1993. The fluctuations from year to year reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling general and administrative expenses were approximately $520,000, $419,000 and $183,000 for the years ended June 30, 1995, 1994 and
1993, respectively. Selling general and administrative expenses principally consist of advertising and promotion costs, which are charged to operations as incurred; telephone, rent and occupancy costs; and professional fees. In 1995 this category of expenses was higher than 1994 and 1993 because of costs associated with the Exchange. In 1994, this catagory of expenses was higher due to an increase in the Company's business activity.

DEPRECIATION EXPENSE

         Depreciation expense was approximately $21,000, $20,000 and $9,000, for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. Depreciation is calculated using the straight line method over the estimated useful lives of the Company's depreciable assets which consist principally of electronics equipment used in the design and testing of the Company's products.

INTEREST EXPENSE

         Interest expense was approximately $35,000, $2,000 and $9,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. The Company has borrowed funds from time to time for working capital under various secured credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the National Westminster Bank Plc prime rate. All such borrowings have been subject to the bank's discretion, secured by a floating debenture on substantially all of the assets of the Company and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations almost exclusively through private sales of equity securities. For the fiscal year ended June 30, 1995, cash used in operating activities of approximately $600,000 was primarily attributable to the Company's net loss of approximately $878,000 for the fiscal year. Cash used in investment activities of approximately $7,000 in the fiscal year ended June 30, 1995 related primarily to acquisition of electronics equipment. Cash flows from financing activities of approximately $824,000 in the fiscal year ended June 30, 1995 were primarily attributable to aggregate net proceeds of approximately $71,000 from private sales of common stock and borrowings of approximately $753,000 under a credit facility.

         Capital expenditures were approximately $7,000 for the fiscal year ended June 30, 1995. The Company has no material commitments other than an operating lease and three employment agreements.

         At June 30, 1995, the Company's principal source of liquidity was approximately $228,000 in cash.

         The Company believes that cash on hand and cash flows expected to be generated by operations in fiscal 1996 will be insufficient to meet anticipated cash needs for working capital and capital expenditures for fiscal 1996. To satisfy the balance of the Company's liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In March 1996, the Board of Directors of the Company approved the engagement of Moore Stephens-Lovelace, P.L. as auditors of the Company's consolidated audited financial statements for the fiscal year ended June 30, 1995. Subsequently, such auditors were engaged to undertake the audit of the Company's consolidated financial statements for the fiscal years ended June 30,1994 and June 30, 1996. The consolidated audited financial statements for the fiscal years ended June 30, 1994 and June 30, 1995 are for the consolidated group as if MSU PLC and MSU Ltd. were owned by MSU Corporation during the fiscal year ended June 30, 1994 and the first portion of the fiscal year ended June 30, 1995 prior to the Exchange in October 1994.

         In February 1996, MSU Corporation's prior auditors, Coopers & Lybrand LLP (which audited the financial statements of Capital Acquisition Company prior to the Exchange in October 1994), declined to stand for re-election as auditors in connection with the preparation of the Company's consolidated audited financial statements for the fiscal year ended June 30, 1995.

         There have been no disagreements between management and Coopers & Lybrand LLP, or any predecessor firm, for any periods which they audited as set forth below, in connection with Capital Acquisition Company's audits and any subsequent interim period preceding the engagement of Moore Stephens-Lovelace, P.L. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of a nature which if not resolved to the satisfaction of Coopers & Lybrand LLP would have caused it to make reference in connection with its report to the subject matter of the disagreements. Coopers & Lybrand LLP's reports on the financial statements of Capital Acquisition Company for the fiscal years ended February 28, 1993, February 28, 1994, and June 30, 1994 (a four- month period) have not contained an adverse opinion or a disclaimer of opinion and none of such reports was qualified as to uncertainty, audit scope or accounting principles; provided, however, that the reports of Coopers & Lybrand LLP for each of such periods express an uncertainty as to Capital Acquisition Company's ability to continue as a going concern.

         The Company has requested Coopers & Lybrand LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether Coopers & Lybrand LLP agrees with the above statements.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company (and their respective positions with MSU PLC and MSU Ltd.) and their respective ages are as follows:

         Name                             Age               Position
         ----                             ---               --------
         Wynford Peter Holloway            47               Chief Executive Officer and Director of the
                                                            Company and Chairman of MSU PLC and MSU Ltd.

         Keith Charles Hall                48               President and Director of the Company and
                                                            Managing Director of MSU PLC and MSU Ltd.

         William Derek Snowdon             42               Secretary and Director of the Company and
                                                            Secretary of MSU PLC and MSU Ltd.

         Wynford Peter Holloway has served as Chief Executive Officer and a director of the Company since October 1994, and as Chairman of MSU PLC and MSU Ltd. since June 1994 and March 1991, respectively. Mr. Holloway is the founder of MSU Ltd. From 1991 through 1992, Mr. Holloway was a self-employed design consultant providing professional design services to clients in the computer peripherals business. From 1985 to 1990, Mr. Holloway was the Chairman and a principal stockholder of Creative Devices Research, Limited, a company involved in manufacturing and marketing computer peripheral equipment, such as joysticks, and in preliminary design activities related to the Company's products. On October 1, 1990, joint administrative receivers were appointed for Creative Devices Research, Limited.

         Keith Charles Hall has served as President and a director of the Company since October 1994 and as Managing Director of MSU PLC and MSU Ltd. since June 1994 and September 1993, respectively. From March 1992 to September 1993, Mr. Hall was a full time consultant to the Company. From 1984 to 1993, Mr. Hall was Managing Director of Personal Computer Services Limited providing business/marketing consultant services and training to the computer industry. Over the course of his career, Mr. Hall has been involved in a number of projects in the computer industry. From 1982 through 1984, Mr. Hall was the sales and marketing director of Apple Computer UK Limited during which time he was responsible for the launch of the Macintosh Computer in the UK. From 1979 to 1982, he was sales and marketing manager of Commodore Business Machines UK Limited.

         William Derek Snowdon, LLB, has served as Secretary and a director of the Company since October 1994 and as secretary of MSU PLC and MSU Ltd. since June 1994 and March 1991, respectively. Mr. Snowdon is a solicitor and has been a partner with the firm of Phoenix Walters for the past 14 years. Mr. Snowdon's practice focuses on commercial contracts and intellectual property law. From 1989 to 1990, Mr. Snowdon served as a director of Creative Devices Research, Limited. On October 1, 1990, joint administrative receivers were appointed for Creative Devices Research, Limited.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's one other executive officer receiving in excess of $100,000 in total annual salary and bonus (collectively the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term Compensation
                                                                         -----------------------------------
                                            Annual Compensation          Awards                       Payouts
                                            -------------------          ------                       -------

                                                               Other
                                                              Annual     Restricted    Securities               All Other
                                                              Compen-       Stock      Underlying      LTIP      Compen-
    Name and Principal      Fiscal      Salary      Bonus     sation      Award(s)       Options      Payouts     sation
         Position            Year      ($)(1)(3)     ($)     ($)(2)(3)       ($)           (#)          ($)        ($)
-------------------------------------------------------------------------------------------------------------------------
 Wynford Peter Holloway      1995      112,000        --      24,083         --            --           --          --
 Chief Executive Officer     1994      112,000        --      29,267         --            --           --          --
                             1993      112,000        --      27,982         --            --           --          --
-------------------------------------------------------------------------------------------------------------------------
 Keith Charles Hall          1995       96,000        --      14,400         --            --           --          --
 President                   1994       96,000        --       9,600         --            --           --          --
                             1993       96,000        --       1,600         --            --           --          --
=========================================================================================================================


(1)      All salaries and other annual compensation were paid by MSU Ltd.

(2) Represents personal benefits in addition to salary. Of Mr. Holloway's personal benefits, 31% of the 1993 amount was for a car allowance; 44% and 42% of the 1994 amount were for a Company car and house rental expense, respectively; and 51% of the 1995 amount was for house rental expense. Of Mr. Hall's personal benefits, 100% of each of the 1993, 1994 and 1995 amounts was for a car allowance.

(3) All compensation information for periods prior to the Exchange has been presented as if MSU Ltd. was owned by the Company during such periods.

EMPLOYMENT AGREEMENTS

         Effective September 1, 1994, MSU PLC entered into employment agreements with each of Wynford Peter Holloway, Keith Hall and William Snowdon providing for annual base salaries (subject to annual increases within the discretion of the Board) of $193,404, $128,936, and $32,234, respectively, which base salary requirement was waived by each of Messrs. Holloway and Hall for the first two years of the employment term. Subject to earlier termination as provided in the agreements, the agreements are each for three year periods ending August 31, 1997. Unless terminated in accordance with the agreements, each agreement renews for a further period of three years (in place of the then unexpired period) on each anniversary of the commencement date. The agreements also provide for a car allowance or use of an automobile, including reimbursement of any automobile expense, and participation in bonus plans when and if formulated by MSU PLC. MSU PLC is also obligated to provide private medical coverage and life insurance. For one year after termination, the executives are restricted from holding a material interest in any competitor, seeking or receiving orders for any products or services produced or marketed by MSU PLC or MSU Ltd., or soliciting or enticing away any person who was a material employee of MSU PLC or MSU Ltd. six months prior to termination of the executive.

         Prior to the execution of Mr. Snowdon's employment agreement, Morgannwg Consultants, which is controlled by Mr. Snowdon, was compensated in the amount of $1,604 per month for providing the services of Mr. Snowdon as Secretary of the Company. This arrangement was superseded by Mr. Snowdon's employment agreement.


COMPENSATION OF DIRECTORS

         Directors are reimbursed for all reasonable expenses in attending each Board meeting.


STOCK OPTION GRANT TABLE

         There were no options granted to the named executive officers during the Company's fiscal year ended June 30, 1995.


STOCK OPTION EXERCISES AND HOLDINGS TABLE

         There were no options exercised by the named executive officers during the fiscal year ended June 30, 1995 and there were no unexercised options held by the named executive officers at June 30, 1995.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no compensation committee. During fiscal 1995 and fiscal 1996, Messrs. Holloway, Hall and Snowdon, collectively representing all of the Company's directors and executive officers, participated in deliberations of the Board of Directors concerning executive officer compensation.

         Since October 1994, the law firm of Phoenix Walters Solicitors has regularly rendered legal services as counsel to the Company. W.D. Snowdon, a director and executive officer of the Company, is a partner of Phoenix Walters Solicitors.

         In November 1992, MSU, Ltd., Mr. Holloway, TXC Corporation and a third party entered into an agreement relating to the development of a CD based multisystem. Such agreement contemplated that a new entity, owned 46% by Mr. Holloway, 46% by TXC Corporation and 5% by the third party, would develop and own such product; however, MSU Ltd., Mr. Holloway and TXC Corporation subsequently agreed that MSU, Ltd. would independently develop and own the product. The third party never performed under the November 1992 agreement and, accordingly, MSU Ltd's position is that such third party has no rights or claims under such agreement. TXC Corporation and Mr. Holloway agreed to indemnify MSU Ltd. in connection with any claim made by such third party. Pursuant to the November 1992 agreement, TXC Corporation contributed $1,541,910 to MSU Ltd. Pursuant to a June 1993 agreement, restating the 1992 agreement, TXC Corporation loaned $618,000 to MSU, Ltd. Of the $2,159,910 aggregate capital contribution, $1,400,000 is represented by an unsecured, interest free loan payable to TXC Corporation at such time as the Company is reasonably able to do so without jeopardizing its financial condition and the balance was an equity contribution. Pursuant to a March 1994 agreement, TXC Corporation agreed to waive certain rights under the November 1992 and June 1993 agreements in exchange for 550,000 shares of MSU Ltd. stock and certain additional consideration. TXC Corporation has waived any claims it may have had to such additional consideration. The MSU, Ltd. stock issued to TXC Corporation was exchanged for MSU PLC stock in June 1994, and the MSU PLC stock was exchanged for Company common stock in October 1994 in connection with the Exchange. TXC Corporation is a principal stockholder of the Company and holds a nonexclusive license to use the Wynpeg Chipset technology in connection with the manufacture of video CD players. Such license was granted to TXC Corporation in connection with a development contract entered into in July 1994.

         At October 9, 1996, Mr. Holloway was indebted to Sabre Advanced Microelectronics Limited, an agent for American Microsystems, Inc. (the Company's principal chip manufacturer), in the approximate amount of $139,500, excluding interest. The loan, made in May 1994, is past due, however the lender has agreed to permit Mr. Holloway to repay the debt at such time as he is able to sell shares of Company common stock owned by him under Rule 144 under the Securities Act of 1933. The loan is secured by a pledge of all shares of Company common stock owned by Mr. Holloway and the lender has the right to direct action in connection with any proposed transaction affecting all or any part of the pledged shares. Mr. Holloway loaned approximately $68,000 of the loan proceeds to MSU Ltd. in July 1994 on an unsecured, interest free basis. At October 9, 1996, approximately $8,000 was outstanding under the loan.

         In June 1996, MSU Ltd. obtained a $76,000 credit facility from National Westminster Bank Plc. The credit facility was secured by a floating debenture on all of the Company's assets and the personal guarantees of each of Messrs. Holloway, Hall and Snowdon. The guarantees of each of Messrs. Hall and Snowdon were secured by a pledge of the pledgor's shares of Company common stock. In consideration of the benefit derived by the Company as a result of the guarantees provided by the Company's directors, each director was granted, effective June 7, 1996, an option to acquire 100,000 shares of Company common stock at an exercise price of $5.00. The options are exercisable in full commencing on June 7, 1997 and expire on June 6, 2001. The credit facility expired in August 1996 at which time there were no amounts outstanding under the facility. The debenture and personal guarantees remain in place with the Bank to serve as collateral for additional credit facilities requested by the Company and approved by the Bank. The pledged shares have been released but the Bank is likely to require that such shares be pledged again in connection with any credit facility.

         On October 14, 1994, the Company completed an exchange of all of the shares of MSU PLC for 9,422,222 shares of the Company's common stock pursuant to an Exchange Agreement. After the Exchange, the former stockholders of MSU PLC owned approximately 73.6% of the Company's common stock. Such stockholders presently own approximately 62.4% of the Company's common stock. Upon completion of the Exchange, Mr. Holloway, an officer and director of the Company, TXC Corporation, and the Employee Discretionary Trust became owners of more than five percent (5%) of the Company's common stock. Additionally, each of Keith Hall and William Snowdon, officers and directors of the Company, received 515,277 shares in connection with the Exchange. All of the MSU PLC shares were acquired in June 1994 in exchange for shares of MSU Ltd.

         The Company believes that the abilities of the foregoing members of the Board of Directors to make fair compensation decisions have not and will not be compromised by the relationships referred to above.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

         The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of October 9, 1996, by:
(i) each person known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.



                                 SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER               OWNED              PERCENT OF CLASS
------------------------         -------------------      ----------------

Wynford Peter Holloway            5,152,777 (1)(2)(3)                33.2%

Keith Charles Hall                  515,277 (3)(4)                    3.3%

William Derek Snowdon               515,277 (3)(4)                    3.3%

Peter Brian Webber and            2,944,444                          19.0%
Vivian George Bines as
Trustees for the Employee
Trust(2)
48 The Parade
Cardiff CF2 3AB
United Kingdom

TXC Corporation                   2,208,333                          14.2%
5F No. 15. SEC. 2
Chung Yang S Road
Peitoi, Taipei
Taiwan

McLaughlin Group LLC              2,164,015  (5)                     13.5%
13750 U.S. 281 North #660
San Antonio, Texas  78232

All directors and executive       6,183,331 (1)(3)                   39.9%
officers as a group (3 persons)

(1) Mr. Holloway owns 2,208,333 shares of record. Mr. Holloway's shares have been pledged as security for a loan from Sabre Advanced Microelectonic Limited. See "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation." Pursuant to an unwritten arrangement and understanding, Mr. Holloway shares voting and dispositive power with respect to the shares held by the Employee Trust and has been deemed to beneficially own the shares held by the Employee Trust.

(2) The Employee Trust constituted by a Trust Deed dated May 24, 1994 (of which Wynford Peter Holloway was the settlor) is in favor of all past, present and future employees of MSU Ltd. and MSU PLC and any subsequent companies, and their spouses and children. No allocations under the trust have been made. Under the Trust Deed and so long as Mr. Holloway is living, his consent, as settlor, is required for the appointment of beneficiaries and the appointment of new trustees. The trustees also have the authority to delegate powers to Mr. Holloway. Pursuant to an unwritten arrangement and understanding Mr. Holloway shares voting and dispositive power with respect to the shares held by the Employee Trust.

(3) Excludes in the case of each of Messrs. Holloway, Hall and Snowdon, 100,000 shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).

(4) See "Executive Compensation-Compensation Committee Interlocks and Insider Participation" regarding a potential pledge arrangement with National Westminster Bank Plc covering shares held by Messrs. Hall and Snowdon.

(5) Includes 564,015 shares issuable pursuant to a currently exercisable warrant to purchase such number of shares of Company common stock as equals 3.5% of the outstanding shares of common stock on the date the warrant is exercised (with such determination to be made on a fully diluted basis). Assumes the warrant had been exercised on October 9, 1996.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In November 1988, Flare Technology Limited and Creative Devices Research, Ltd., a company controlled by Mr. Holloway prior to its receivership in October 1990, entered into an agreement pursuant to which Flare Technology Limited was to design and develop a custom chip to operate within an entertainment product developed by Creative Devices Research, Ltd. After an assignment by Creative Devices Research, Ltd. of its rights under such agreement to a third party and the subsequent insolvency of such third party, the rights to the technology developed (known as the Slipstream ASIC Chip, predecessor to the Company's current versions of the Slipstream ASIC Chip and ISP Chips) by Flare Technology Limited for Creative Devices Research, Ltd. vested in Flare Technology Limited. In June 1993, Flare Technology Limited transferred all right, title and interest in such technology to MSU Ltd. As partial consideration for the transfer, Flare Technology Limited was to receive certain royalties. These rights were subsequently waived by Flare Technology Limited in consideration of $360,000 to be paid by MSU Ltd. As of October 9, 1996, $31,000 remained unpaid.

         Martin Miller, a former director and executive officer of the Company, is believed by the Company to be affiliated with Millport Ltd., a corporation retained by MSU Ltd. in September 1994 to serve as a placement agent in connection with a Regulation S offering. The placement agent arrangement was amended and confirmed by the Company in June 1995 (such agreements collectively referred to as the "Millport Agreements") and the offering was conducted in June and July 1995. In connection with the offering and as compensation, Martin Miller was issued 150,000 shares of Company common stock, Millport, Ltd. received commissions on shares sold, and Millport Ltd. was to be granted a two year option to acquire up to 500,000 shares of Company common stock at the time of completion of the offering. The option was never granted and it is the Company's position that Millport Ltd. did not perform according to the terms of the Millport Agreements and is, accordingly, not entitled to the option. It is the Company's further position that it is not bound by any of the restrictions under the Millport Agreements. See "Item 3. LEGAL PROCEEDINGS."

         The Company and Lawrence Ko, a director and former employee of TXC Corporation, entered into an agreement in February 1996 pursuant to which Mr. Ko will represent and promote the Company and its technologies in Taiwan and, at the Company's request, mainland China and Hong Kong. The Company's intention is to work through Mr. Ko in most matters relating to such countries and territories; however the Company has reserved the right to handle independently all matters relating to existing contacts, negotiations and contracts. Mr. Ko will receive compensation based upon revenue attained by the Company (consisting of from 5% to 10% of revenue plus warrants to acquire 75,000 shares for each $1 million of revenue attained, with an exercise price of 50% of market value at the time the warrant is issued, up to maximum of 300,000 shares) as a result of transactions attributable to Mr. Ko.

         In August 1996, Direct International Limited, a Taiwanese company, loaned $300,000 to the Employee Trust. Such loan is secured by 250,000 shares of Company common stock owned by the Employee Trust and was due on October 2, 1996. The loan is to be repaid in 37,500 shares of Company common stock owned by the Employee Trust no later than December 31, 1996. Direct International Limited will also receive on December 31, 1996, 10,000 shares of Company common stock owned by the Employee Trust as consideration for the advance of the loan. The $300,000 proceeds received by the Employee Trust were loaned by it to Wyn Holloway ($140,000) and the Company ($160,000). Such loans are unsecured, interest free, due and payable on an as yet undetermined date, and are not evidenced by written agreements.

         Effective January 30, 1996 and February 29, 1996, McLaughlin Group LLC acquired from the Company, in a private transaction, 800,000 and 800,000 shares, respectively, of the Company's common stock. The common stock acquisitions were effected pursuant to a common stock purchase agreement, as amended. Consideration for the common stock was $1.0 million in cash. The common stock purchase agreement provides McLaughlin Group LLC with the right to acquire additional shares of capital stock upon the issuance by the

Company of additional capital stock (except in certain specified cases) in order to maintain the same proportion of voting power of the Company as it owned prior to the issuance. McLaughlin Group LLC was also granted certain demand and piggyback registration rights. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities in connection with any shares so registered. McLaughlin Group LLC was also granted a warrant to purchase such number of shares of Company common stock as equals 3.5% of the outstanding shares of common stock on the date the warrant is exercised (with such determination to be made on a fully diluted basis). The warrant is exercisable, in whole only, at an exercise price of $1.0 million and expires eighteen months after March 1, 1996. McLaughlin Group LLC was also granted certain demand and piggyback registration rights in connection with the shares issuable under the warrant. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities in connection with any shares so registered.

         Mark McLaughlin, a member of McLaughlin Group LLC, is president and a principal stockholder of McLaughlin International, Inc. McLaughlin International, Inc. serves as a consultant to the Company pursuant to two engagement letters entered into on November 8, 1995 and May 17, 1996, respectively. The engagement letters provide that McLaughlin International, Inc. will act as a consultant to the Company in connection with certain strategic transactions, relating to the marketing and distribution of the Company's products and technology in Japan and to a select number of companies located principally in the United States, for a period of six months, subject to extension by mutual agreement. The November 8, 1995 engagement letter was extended for an additional six month period. As compensation under the November 8, 1995 engagement letter, which covers Japan, McLaughlin International, Inc. will receive for a period of seven years (in the case of revenue and royalties) or an indefinite period or one time payment (in the case of fees) a percentage of revenue, royalties and fees (with such percentages ranging from 5% to 10% dependent upon what and how much is received) received by the Company as a direct or indirect result of McLaughlin International, Inc.'s efforts. As additional compensation, McLaughlin International, Inc. will receive warrants to acquire 75,000 shares of common stock per each $1 million in fees received by the Company (not to exceed 750,000 warrant shares) plus bonus warrants to acquire 250,000 shares in the event the Company receives $20 million in fees, in each case as a direct or indirect result of the efforts of McLaughlin International, Inc. Such warrants will be exercisable for a five year term at a price equal to the lesser of $10 or 50% of the market price of the Company's common stock on the date of issue. Shares of common stock issuable upon exercise of the warrants will carry customary registration rights. As compensation under the May 17, 1996 engagement letter, McLaughlin International, Inc. will receive for the duration of the relationship (between the Company and the party introduced by the consultant) a percentage of upfront research and development fees/payments; equity private placement proceeds; service provider revenue/fees; and chip sales (with such percentages ranging from 4% to 8%) received by the Company as a direct or indirect result of McLaughlin International Inc.'s efforts. To be entitled to percentage compensation under either engagement letter, the revenue, payments, sales or fees must commence or be paid during the engagement period or during the twelve month period immediately following the engagement period. As of October 9, 1996, the Company was indebted to McLaughlin International, Inc. in the amount of $54,404.

         See "Item 11. EXECUTIVE COMPENSATION-Compensation Committee Interlocks and Insider Participation" for additional relationships and related transactions.

         The Company believes that all transactions with officers, directors or affiliates to date are on terms no less favorable than those available from unaffiliated third parties. It is the Company's policy that all future transactions with officers, directors, or affiliates will be approved by members of the Company's Board of Directors not having an interest in the transaction and will be on terms no less favorable than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                                     8-K

         (a)     The following documents are filed as part of this report:

Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets at June 30, 1994 and 1995
Consolidated Statements of Income for the years ended June 30, 1993,
  June 30, 1994 and June 30, 1995
Consolidated Statements of Changes in Stockholders' Deficit for the years ended June 30, 1993, June 30, 1994 and June 30, 1995
Consolidated Statements of Cash Flows for the years ended June 30, 1993,
  June 30, 1994 and June 30, 1995
Notes to Consolidated Financial Statements

The Company's consolidated financial statements for the fiscal year ended June 30, 1993 have not been audited due to impracticability, based upon the passage of time, changes in personnel, anticipated difficulties in locating documents, the inability to observe opening inventories and a shortage of working capital.

Financial Statement Schedules

None.

Exhibits

2 Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC(3)

3.1      Articles of Incorporation(1)

3.2      Amendment to Articles of Incorporation(4)

3.3      Bylaws(1)

3.4      Amendment to Bylaws(2)

4.1      Common Stock Purchase Agreement with McLaughlin Group LLC(4)

4.2      Amendment to Common Stock Purchase Agreement with McLaughlin Group
         LLC(4)

4.3      Warrant issued to McLaughlin Group LLC(4)

10.1     Service Agreement with Wyn Holloway(4)

10.2     Service Agreement with Keith Hall(4)

10.3     Service Agreement with W.D. Snowdon(4)

10.4 Placement Agent Agreement with Millport Ltd. as amended and confirmed(4)

10.5     Employee Trust(4)

10.6     Office Lease Agreement with Brixton Estate Plc(4)

10.7 Manufacturing, Distribution and Joint Venture Agreement with American Interactive Media, Inc. Confidential treatment has been requested for specific portions of the Manufacturing, Distribution and Joint Venture Agreement(4)

10.8 Engagement Letter, dated November 8, 1995, as amended, with McLaughlin International, Inc.(4)

10.9     Engagement Letter, dated May 17, 1996, with McLaughlin International,
         Inc.(4)

10.10 Form of Director Option granted to each director in consideration of guarantee of National Westminster Bank Plc credit facility (4)

10.11    Development and Licensing Agreement with TXC Corporation.
         Confidential treatment has been requested for specific portions of the License Agreement(4)

10.12 Agreement with Mitac, Inc. Confidential treatment has been requested for specific portions of the Agreement(4)

16       Letter re change in certifying accountant from Coopers & Lybrand
         LLP(4)

21       Subsidiaries of Registrant(4)

24 Power of attorney. Reference is made to the signature page of this report.

27       Financial Data Schedule

Exhibits

27.4     Financial Data Schedule

-------------------------

(1) Contained in exhibits to the Registration Statement on Form S-18 (file no. 33-07861-A), declared effective by the Securities and Exchange Commission on November 6, 1986.

(2) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Securities and Exchange Commission in May 1990.

(3) Contained in exhibits to the Current Report on Form 8-K, filed with the Securities and Exchange Commission in October 1994.

(4)      Filed herewith.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                        Index to Financial Statements
                                 -------------


                                                                             Page
                                                                            Number
                                                                            ------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-1


FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statements of Changes in Shareholders' Deficit               F-4

   Consolidated Statements of Cash Flows                                     F-5

   Notes to Consolidated Financial Statements                                F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
MSU Corporation
Central Milton Keynes, England


We have audited the accompanying consolidated balance sheets of MSU Corporation (formerly Capital Acquisition Company) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered and continues to suffer significant losses from its operations, has an accumulated deficit and revenue and cash flows from its operations have not developed to the point where the Company can internally fund its operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ MOORE STEPHENS LOVELACE, PL
                                    Certified Public Accountants


Orlando, Florida
September 12, 1996, except for Note 9,
as to which the date is November 11, 1996

                                MSU CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1995 AND 1994



                                     ASSETS

                                                          1995            1994
                                                      ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                        $    227,818    $     10,146
     Accounts receivable                                    49,441          63,122
     Inventory                                                --            10,010
     Prepaid expenses and other                             44,167          59,373
                                                      ------------    ------------

                               TOTAL CURRENT ASSETS        321,426         142,651

EQUIPMENT, net of accumulated depreciation of
     $55,227 in 1995 and $29,990 in 1994                    41,306          54,034
                                                      ------------    ------------

                              TOTAL ASSETS (Note 7)   $    362,732    $    196,685
                                                      ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Shareholder advance payable (Note 3)             $  1,400,000    $  1,400,000
     Short-term borrowings (Notes 7 and 9)                 878,513         111,953
     Accounts payable                                      371,160         314,741
     Related-party payable (Notes 3 and 9)                  13,445            --
     Accrued liabilities                                   319,873         156,891
                                                      ------------    ------------

                          TOTAL CURRENT LIABILITIES      2,982,991       1,983,585

COMMITMENTS AND CONTINGENCIES
     (Notes 1, 2, 3, 6, 7, 8 and 9)

SHAREHOLDERS' DEFICIT (Notes 3, 5, 6, 8 and 9)
    Common stock, $0.01 par value; 50,000,000
    shares authorized; 12,934,722 and
       10,196,380 shares issued and outstanding
       at June 30, 1995 and 1994, respectively             129,347         101,964
    Additional paid-in capital                           1,074,081         805,492
    Stock subscriptions receivable                        (225,000)           --
    Cumulative translation adjustments                      30,349          56,261
    Accumulated deficit                                 (3,629,036)     (2,750,617)
                                                      ------------    ------------

                        TOTAL SHAREHOLDERS' DEFICIT     (2,620,259)     (1,786,900)
                                                      ------------    ------------

                              TOTAL LIABILITIES AND
                              SHAREHOLDERS' DEFICIT   $    362,732    $    196,685
                                                      ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MSU CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993




                                                1995            1994            1993
                                            ------------    ------------    ------------
                                                                             (Unaudited)
REVENUES (Note 8)                           $  1,595,856    $    875,460    $    152,225

EXPENSES (Notes 3, 7 and 8)
    Cost of revenues                             604,058         107,414         136,169
    Selling, general and administrative          520,196         418,955         183,280
    Depreciation                                  20,996          20,460           9,279
    Interest expense                              35,050           2,307           9,243
    Research and development                   1,297,374       1,691,846       1,114,726
                                            ------------    ------------    ------------

                           TOTAL EXPENSES      2,477,674       2,240,982       1,452,697
                                            ------------    ------------    ------------

                           OPERATING LOSS       (881,818)     (1,365,522)     (1,300,472)

NONOPERATING INCOME
    Interest income                                3,399             905           4,389
                                            ------------    ------------    ------------

                                 NET LOSS   $   (878,419)   $ (1,364,617)   $ (1,296,083)
                                            ============    ============    ============

LOSS PER COMMON SHARE                       $      (0.07)   $      (0.31)   $      (0.38)
                                            ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     12,508,000       4,347,000       3,429,000
                                            ============    ============    ============



   The accompanying notes are an integral part of the consolidated financial statements.

                                MSU CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                  COMMON STOCK
                                $.0.01 PAR VALUE      ADDITIONAL                     STOCK        CUMULATIVE        TOTAL
                          --------------------------    PAID-IN      ACCUMULATED  SUBSCRIPTIONS   TRANSLATION    SHAREHOLDERS'
                              SHARES        AMOUNT      CAPITAL        DEFICIT     RECEIVABLE     ADJUSTMENTS      DEFICIT
                          ---------------------------------------------------------------------------------------------------
BALANCE -JULY 1,
1992 (UNAUDITED)
(NOTES 1 AND 5)             3,332,135   $    33,321   $      --     $   (88,974)   $      --      $     7,504    $   (48,149)

ISSUANCE OF COMMON
SHARES (UNAUDITED)            192,812         1,928          --            (943)          --             --              985

TRANSLATION
ADJUSTMENTS
(UNAUDITED)                      --            --            --            --             --           57,729         57,729

NET LOSS (UNAUDITED)             --            --            --      (1,296,083)          --             --       (1,296,083)
                          ---------------------------------------------------------------------------------------------------

BALANCE - JULY 1, 1993
(NOTES 1 AND 5)             3,524,947        35,249          --      (1,386,000)          --           65,233     (1,285,518)


ISSUANCE OF COMMON
SHARES (NOTES 3 AND 5)      6,671,433        66,715       805,492          --             --             --          872,207

TRANSLATION
ADJUSTMENTS                      --            --            --            --             --           (8,972)        (8,972)

NET LOSS                         --            --            --      (1,364,617)          --             --       (1,364,617)
                          ---------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1994    10,196,380       101,964       805,492    (2,750,617)          --           56,261     (1,786,900)


ISSUANCE OF COMMON
SHARES (NOTE 5)             2,738,342        27,383       268,589          --         (225,000)          --           70,972

TRANSLATION
ADJUSTMENTS                      --            --            --            --             --          (25,912)       (25,912)


NET LOSS                         --            --            --        (878,419)          --             --         (878,419)
                          ---------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1995    12,934,722   $   129,347   $ 1,074,081   $(3,629,036)   $  (225,000)   $    30,349    $(2,620,259)
                          ===================================================================================================





              The accompanying notes are an integral part of these
                             financial statements.

                                MSU CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                       1995            1994            1993
                                                   ------------    ------------    ------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $   (878,419)   $ (1,364,617)   $ (1,296,083)
    Adjustments to reconcile net loss to net
          cash used in operating activities
       Depreciation                                      20,996          20,460           9,279
       Decrease (increase) in accounts
          receivable, net                                15,533          24,018         (93,480)
       Decrease in inventories                           10,205           1,500          50,091
       Decrease (increase) in prepaid and
          other expenses                                 16,918           2,244         (19,113)
       Increase in accounts payable                      45,619         130,236          66,236
       Increase in related-party payable                 13,276            --              --
       Increase in accrued liabilities                  155,508          65,480          80,985
                                                   ------------    ------------    ------------

                               TOTAL ADJUSTMENTS        278,055         243,938          93,998
                                                   ------------    ------------    ------------

                                NET CASH USED IN
                            OPERATING ACTIVITIES       (600,364)     (1,120,679)     (1,202,085)


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions of equipment, net                       (6,693)        (47,894)        (35,959)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from borrowings                        753,328         252,546       1,234,040
    Issuance of common stock                             70,972         872,207             985
                                                   ------------    ------------    ------------

                               NET CASH PROVIDED
                         BY FINANCING ACTIVITIES        824,300       1,124,753       1,235,025


EFFECT OF EXCHANGE RATE CHANGES                             429          (1,169)         57,758
                                                   ------------    ------------    ------------

                 NET INCREASE (DECREASE) IN CASH        217,672         (44,989)         54,739

CASH AT BEGINNING OF YEAR                                10,146          55,135             396
                                                   ------------    ------------    ------------

CASH AT END OF YEAR                                $    227,818    $     10,146    $     55,135
                                                   ============    ============    ============





               The accompanying notes are an integral part of the
                             financial statements.

                                MSU CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1995 AND 1994



NOTE  1 -     ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS

              ORGANIZATION AND BASIS OF PRESENTATION

              On October 3, 1994, MSU Corporation, formerly Capital Acquisition Company, acquired, through the issuance of 9,422,222 shares of its common stock, the outstanding capital stock of MSU Public Limited Company (MSU Plc.), a private company organized and based in the United Kingdom, which owns all of the capital stock of MSU
              (UK) Limited (MSU Plc. and MSU (UK) Limited together referred to as `MSU'). This transaction has been presented in the accompanying consolidated financial statements as a recapitalization of MSU, with MSU as the acquirer (a reverse acquisition) and, accordingly, the historical consolidated financial statements through the date of the transaction are those of MSU. Shareholders' deficit reflects the equivalent number of common shares received in the recapitalization, and all references in the financial statements with regard to number of shares of common stock have been restated to give retroactive effect to the transaction.

              MSU Corporation operates primarily through MSU (UK) Limited, which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

              The consolidated financial statements include the accounts of MSU Corporation, MSU Plc. and MSU (UK) Limited (the Company). All significant intercompany accounts have been eliminated in the consolidated financial statements.

              In Management's opinion, the Company's unaudited financial statements for the year ended June 30, 1993 include the adjustments, all of which are of a normal recurring nature, that are necessary for a fair statement of the results for that period. Note disclosures relating to the year ended June 30, 1993 are also unaudited.

              SIGNIFICANT RISKS

              The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 1995, 1994 and 1993, the Company incurred net losses of $878,419, $1,364,617, and $1,296,083, respectively. At June 30, 1995, the Company had an accumulated deficit of $3,629,036. Additionally, the Company has had recurring negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE  1 -     ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS
                 (CONTINUED)

              SIGNIFICANT RISKS (CONTINUED)

              Management's plans with regard to these matters include increased cash flows from operations through further development, upgrade and marketing of its chips and products, the issuance of additional shares of the Company's common stock or debt securities in exchange for proceeds, which may be used to provide the working capital needed to commercially exploit the Company's core technologies. The Company also intends to develop its infrastructure and organization to support its enhanced operations as funds become available. At present, contracts have been concluded with American Interactive Media, Inc. for the development of customized internet access devices and for the formation of a joint venture to market the Company's technology in the United States. Additionally, an agreement has been negotiated which provides for Mitac, Inc. to manufacture and market customized internet access devices using the Company's proprietary technology. However, there can be no assurance that management will be successful in the implementation of its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              CASH EQUIVALENTS

              Cash equivalents include all highly liquid investments with an original maturity of three months or less.

              EQUIPMENT

              Equipment is stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the equipment, generally four years.

              INCOME TAXES

              The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 4).

              REVENUE RECOGNITION

              The Company enters into development arrangements with certain customers to design computer chips and chipsets using existing and enhanced technology which are suitable for use in the customer's application. The Company's development arrangements are generally performed under contractual arrangements which stipulate the Company's fee as certain performance criteria are met. The Company recognizes these development fees when its customers acknowledge that the fee has been earned by accepting the Company's work product. Development fee and related support services fees revenue recognized by the Company amounted to approximately $772,000, $741,000 and $-0- for the years ended June 30, 1995, 1994 and 1993, respectively.

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Certain arrangements provide for the customer to pay a royalty or licensing fee. Such fees are to be paid to the Company if the customer uses the Company's work product in commercial applications. Through June 30, 1995, none of these arrangements has resulted in royalty or licensing revenue to the Company.

              Revenue from the sale of chipset products to customers is recognized at the time the products are shipped.

              NET LOSS PER SHARE

              Net loss per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding during each period, as restated for the reverse acquisition effected in October 1994. Common share equivalents represent shares issuable upon the assumed exercise of stock options. The stock options are included in the computation using the treasury stock method, if they would have a dilutive effect in years where there are earnings. Common share equivalents are not considered in calculations of per share data when their inclusion would be anti-dilutive.

              TRANSLATION OF FOREIGN CURRENCY

              For the Company's operations outside of the U. S. that prepare financial statements in currencies other than the U. S. dollar, the Company translates statement of operations amounts at the average exchange rates for the year. Assets and liabilities are translated at the rate of exchange in effect on the balance sheet date. Resulting translation adjustments are presented as a separate component of shareholders' deficit.

              CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposited in a financial institution and accounts receivable. There are no individually significant receivable balances (see
              Note 8).

              Financial instruments reflected in the Company's balance sheets at June 30, 1995 and 1994 include cash and cash equivalents, and borrowings from shareholders and related parties. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Because of the circumstances and the nature of the Company's relationship with its creditors, it was not practical to estimate the fair value of the $1,400,000 shareholder advance payable (see Note 3).

              ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  3 -     RELATED-PARTY TRANSACTIONS

              Prior to June 30, 1994, the Company was advanced a total of $2,159,910 from a previously unrelated third party, of which $759,910 was contributed to capital when the Company agreed to accept this amount as consideration for the issuance of 2,208,333 shares of its common stock pursuant to a March 1994 agreement. As of June 30, 1995, the $1,400,000 remaining balance of the advance remains unpaid. The advance is noninterest bearing, unsecured and is due and payable, under the terms of the borrowing, when the Company is reasonably able to do so without jeopardizing its financial condition.

              The Company has received services from a law firm in which a director of the Company is employed. Amounts charged to operations for these legal services during the years ended June 30, 1995, 1994 and 1993 amounted to approximately $33,000, $35,000 and $41,000, respectively.

              In November 1995, the Company entered into a consulting agreement with a company indirectly controlled by one of its shareholders. The consulting agreement provides, among other things, for the consultant to provide services to the Company in connection with the marketing and distribution of the Company's products and technology to certain potential customers and markets. As compensation, the consultant will receive a fee to be calculated as a percentage of the Company's revenues, if any, attributable to the consultant's efforts. In addition, the consultant may receive warrants to acquire up to an aggregate of 1,000,000 shares of the Company's common stock, if certain revenue criteria are met. The warrants, if issued, will be exercisable over a five year period at a price per share equal to the lesser of $10, or 50% of the market value of the Company's common stock on the date of issuance of the warrants.

              The Company has also entered into a marketing agreement with an individual who is a director of a principal stockholder of the Company. The agreement provides for, among other things, the individual to receive compensation based upon revenue attained by the Company, as a result of transactions attributable to the individual's efforts. Compensation under the agreement will consist of from 5% to 10% of revenue plus warrants to acquire 75,000 shares of the Company's common stock for each $1 million of revenue attained, with an exercise price of 50% of market value at the time the warrant is issued, up to a maximum of 300,000 shares.

              In July 1994, a director loaned the Company approximately $68,000. The loan is unsecured, bears no interest and has no defined terms for repayment. Approximately $54,000 was repaid in the year ended June 30, 1995.


NOTE  4 -     INCOME TAXES

              As of June 30, 1995, the Company has a United States net operating loss carryforward of approximately $60,000 available to offset future taxable income through the year 2009. Under U. S. federal tax law, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

              As of June 30, 1995, the Company's subsidiaries have a United Kingdom net operating loss carryforward of approximately $3.4 million, which carries forward indefinitely under United Kingdom tax laws.

              Deferred tax assets resulting from the Company's income tax loss carryforwards were approximately $850,000 and $640,000 at June 30, 1995 and 1994, respectively. The Company has established a valuation allowance to fully offset these deferred tax assets as their future realization is doubtful.

NOTE  5 -     STOCKHOLDERS' DEFICIT

              During the year ended June 30, 1994, the Company issued in private transactions an aggregate of 6,671,433 shares of its common stock in exchange for consideration of $872,207. Consideration of $759,910 was in the form of previously received advances contributed to capital in exchange for 2,208,333 shares of the Company's common stock (see Note 3).

              During the year ended June 30 1995, the Company issued in private transactions an aggregate of 2,738,342 shares of its common stock in exchange for proceeds of $570,972. Of this amount, $500,000 was received in stock subscriptions, which were originally recorded as subscriptions receivable reducing shareholders' equity. As of June 30, 1996, of the $500,000 stock subscriptions receivable, only $225,000 was subsequently collected. As a result, the balance of the stock subscriptions receivable has been charged to additional paid-in capital.

              During the year ended June 30, 1996, the Company issued in private transactions an aggregate of 2,600,000 shares of its common stock in exchange for proceeds of $2,359,500. Of this amount, $1,297,500 was received in the form of notes receivable, which were originally recorded as stock subscriptions receivable, reducing shareholders' equity. Subsequent collections on the notes receivable amounted to $852,500. The $445,000 balance of the notes receivable has not been collected and the notes are in default. As a result, the balance of the notes representing stock subscriptions have been charged to additional paid-in capital.


NOTE  6 -     STOCK OPTIONS AND WARRANTS

              In April 1995, the Company granted options to four of its employees to acquire an aggregate of 115,000 shares of the Company's common stock at an exercise price of $2.50 per share. Approximately 57,500 of these options become exercisable in April 1996 and 57,500 become exercisable in April 1997. All of these options expire in April 2000.

              In January 1996, the Company granted options to four of its employees to acquire an aggregate of 40,000 shares of the Company's common stock at an exercise price of $2.50 per share. Approximately 20,000 of these options become exercisable in January 1997 and 20,000 become exercisable in January 1998. All of these options expire in January 2001.

              During the year ended June 30, 1996, the Company issued to a consultant warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $1.00 per share. Compensation charged to operations in the year ended June 30, 1996 related to these warrants amounted to $21,500, which represents the difference between the market price of 100,000 shares of the Company's common stock on the date the options were granted, discounted at 50% for the restrictions, and the $1.00 option exercise price.

              Also during 1996, the Company issued options to three of its directors to purchase an aggregate of 300,000 shares of the Company's restricted common stock at an exercise price of $5.00 per share. The options become exercisable in June 1997 and expire in June 2001. No compensation expense was recorded for these options as management believes the restrictions associated with any shares received by the option grantees on exercise will subject those shares to a discount from unrestricted market value.

NOTE  6 -     STOCK OPTIONS AND WARRANTS (CONTINUED)

              In connection with the private placement of 1,600,000 shares of its common stock in 1996, the Company issued a warrant, which is exercisable through September 1, 1997, to purchase 3.5% of the then outstanding shares (calculated on a fully diluted basis) of the Company's common stock for consideration of $1,000,000. The warrant is subject to certain anti-dilution provisions.


NOTE  7 -     SHORT-TERM BORROWINGS

              The Company has borrowed funds from time to time for working capital under various secured credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the financial institution's prime rate. All such borrowings have been subject to the bank's discretion, collateralized by a floating debenture on substantially all of the assets of the Company and are payable on demand.

              As of June 30, 1996, the Company had an arrangement in place with its bank to borrow up to $76,000 subject to the foregoing terms through August 1996 (see Note 9).

              Cash paid for interest was approximately $35,000, $2,000, and $9,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.


NOTE  8 -     COMMITMENTS AND CONTINGENCIES

              LEASES

              The Company leases office space under an operating lease entered into during 1996, which expires March 2001. Future minimum rental payments and service charges required under this lease, are approximately as follows:

                      Year Ending June 30,                    Amount
                      --------------------                    ------
                             1996                             $26,000
                             1997                             $79,000
                             1998                             $79,000
                             1999                             $79,000
                             2000                             $79,000
                             2001                             $58,000

              For the years ended June 30, 1995, 1994 and 1993, rent expense totaled approximately $24,000, $23,000 and $9,000, respectively.

              EMPLOYMENT AGREEMENTS

              As of September 1, 1994, the Company entered into employment agreements with each of its executive officers requiring the payment of aggregate minimum annual salaries of approximately $355,000 until August 31, 1997. The agreements are rolling-term agreements and automatically renew for a further three-year term at the expiration of each year. The minimum salary requirements were waived by two of the officers for the first two years of the employment term.

              CONCENTRATIONS

              The revenues for years ended June 30, 1995, 1994 and 1993 were generated from a small number of customers, the loss of any one of which could have a material adverse effect on the Company's business.

              The Company presently has only one supplier manufacturing customized internet access devices using its chips and software. Should the supplier cease production, the Company could be adversely affected.

              The Company's revenue by geographic region during the years ended June 30, were approximately as follows:

                           Location           1995         1994         1993
                                           ----------   ----------   ----------
                    Europe                 $  440,000   $  130,000   $     --
                    Far East                  640,000       60,000      152,000
                    North America             520,000      690,000         --
                                           ----------   ----------   ----------

                                           $1,600,000   $  880,000   $  152,000
                                           ==========   ==========   ==========

              CONTESTED LIABILITY

              In November 1994, the Company received a written demand from a third party for $75,000, plus additional unspecified amounts based upon an alleged breach of contract. The Company has advised the third party that it did not believe it has any liability since the third party failed to perform in accordance with the contract and that the contract was of no further effect. The ultimate outcome of this matter and the amount of damages, if any, that may ultimately be incurred cannot presently be determined, and no provision for liability has been made in the accompanying consolidated financial statements.

              EMPLOYEE TRUST

              As of June 30, 1995 and 1994, 2,944,444 shares of the Company's common stock were held by an employee trust (the Trust) whose beneficiaries are substantially all the employees of the Company. Contributions to the Trust are at the discretion of the Company's Board of Directors. During the years ended June 30, 1995 and 1994, the Company made no contributions to the Trust.

              OTHER

              The Company does not have access to certain of its corporate records, other than drafts and copies of certain documents, for the period from approximately September 1994 through December 1995, making it difficult for the Company to conclude that certain corporate matters were properly effected. Current management believes that all matters during this period were effected properly, including approval of the reverse acquisition of Capital Acquisition Corporation by MSU, Plc. (see Note 1). The corporate records for the aforementioned period are in the possession of one of the Company's former law firms, which has refused to release such records until amounts allegedly due such firm are paid. The Company is contesting the amount allegedly due that firm based on the Company's belief that it was billed for services that were not authorized by the Company. The ultimate outcome of these matters and the amount of damages, if any, that may ultimately be incurred cannot presently be determined. The accompanying financial statements contain no provision or adjustments related to the ultimate outcome of these uncertainties.

NOTE  9 -     SUBSEQUENT EVENTS

              In August 1996, the Company received a loan in the amount of $160,000 from its employee trust. The loan is unsecured, bears no interest, and has no defined terms for repayment.

              In September 1996, the Company sold in a private transaction, 50,000 shares of its common stock for net proceeds of $250,000.

              In October 1996, the Company received $500,000 in connection with a private sale of 83,334 shares of its common stock. The purchaser has agreed to purchase an additional 83,333 common shares for approximately $500,000 in November 1996. The agreement for the sale of the shares also provided that upon completion of the aforementioned transactions, the Company will issue to the purchaser an option to acquire 166,667 shares of the Company's common stock at an exercise price of $6.00 per share. The option expires in October 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MSU CORPORATION


                                                   By:    KEITH CHARLES HALL
                                                      -------------------------
                                                          Keith Charles Hall
                                                          President

Date: November 25, 1996
     ------------------

         Each person whose signature appears below authorizes Keith Charles Hall and William Derek Snowdon or either of them, each of whom may act without joinder of the other, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                 Title                                Date
         ---------                                                      ----
Wynford Peter Holloway             Chief Executive Officer          November 25, 1996
--------------------------         and Director (Principal          -----------------
WYNFORD PETER HOLLOWAY             Executive Officer)



Keith Charles Hall                 President and Director           November 25, 1996
--------------------------         (Principal Financial and         -----------------
KEITH CHARLES HALL                 Accounting Officer)



William Derek Snowdon              Secretary and Director           November 25, 1996
---------------------------                                         -----------------
WILLIAM DEREK SNOWDON

                                 EXHIBIT INDEX


EXHIBIT
  NO.
--------
2        Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC(3)

3.1      Articles of Incorporation(1)

3.2      Amendment to Articles of Incorporation(4)

3.3      Bylaws(1)

3.4      Amendment to Bylaws(2)

4.1      Common Stock Purchase Agreement with McLaughlin Group LLC(4)

4.2      Amendment to Common Stock Purchase Agreement with McLaughlin Group
         LLC(4)

4.3      Warrant issued to McLaughlin Group LLC(4)

10.1     Service Agreement with Wyn Holloway(4)

10.2     Service Agreement with Keith Hall(4)

10.3     Service Agreement with W.D. Snowdon(4)

10.4 Placement Agent Agreement with Millport Ltd. as amended and confirmed(4)

10.5     Employee Trust(4)

10.6     Office Lease Agreement with Brixton Estate Plc(4)

10.7     Manufacturing, Distribution and Joint Venture Agreement with American
         Interactive Media, Inc. Confidential treatment has been requested for specific portions of the Manufacturing, Distribution and Joint Venture
         Agreement(4)

10.8     Engagement Letter, dated November 8, 1995, as amended, with McLaughlin
         International, Inc.(4)

10.9     Engagement Letter, dated May 17, 1996, with McLaughlin International,
         Inc.(4)

10.10 Form of Director Option granted to each director in consideration of guarantee of National Westminster Bank Plc credit facility (4)

10.11    Development and Licensing Agreement with TXC Corporation.
         Confidential treatment has been requested for specific portions of the License Agreement(4)

10.12 Agreement with Mitac, Inc. Confidential treatment has been requested for specific portions of the Agreement(4)
16       Letter re change in certifying accountant from Coopers & Lybrand
         LLP(4)

21       Subsidiaries of Registrant(4)

24 Power of attorney. Reference is made to the signature page of this report.

27       Financial Data Schedule

-------------------------------
(1)      Contained in exhibits to the Registration Statement on Form S-18 (file
         no.  33-07861-A), declared effective by the Securities and Exchange
         Commission on November 6, 1986.

(2) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Securities and Exchange
         Commission in May 1990.

(3) Contained in exhibits to the Current Report on Form 8-K, filed with the Securities and Exchange Commission in October 1994.

(4)      Filed herewith.