Form 10-K
period 1996-06-30
MSU CORP
filed 1996-11-27
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-28622-A

                               MSU CORPORATION
           ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of Each Exchange
Title of Each Class                                         on Which Registered
-------------------                                         -------------------

       NONE                                                         NONE
-----------------                                           --------------------

Securities registered pursuant to Section 12(g) of the Act:

                                    NONE
                              ----------------
                              (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes      No  X
                                               ---     ---

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

                                FORM 10-K INDEX

                                     PART I


ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . .   12

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . . .   13

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA   . . . . . . . . . . . . . . . . . .   13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . .   14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . .   18

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . .   18

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . .   19

ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . .   20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . .   27

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  . . . . .   29

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

Fiscal Year Ended                   At End of    Average
      June 30                        Period      Rate(1)   High(2)   Low(2)
----------------------              ---------    -------   -------   ------
1992                                 .52          .56       .59       .52
1993                                 .67          .63       .69       .50
1994                                 .65          .67       .68       .65
1995                                 .63          .63       .65       .61
1996                                 .65          .65       .64       .63
1997 (through October 31, 1996)      .61          .63       .64       .61

---------------------------

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

SUPPORT SERVICES

         The Company has provided and will continue to provide consulting and other development services pursuant to contracts entered into with consumer electronics manufacturers and others. Company employees assist in, among other matters, identifying trends in consumer preferences and generating new product ideas. The Company is involved in the development of software compatible with certain of its products and intends to offer technical support to consumers of its products and hardware and software engineers; however, there can be no assurance such activities will result in profits to the Company. In fiscal 1996, 12.2% of total revenue was attributable to support services.

SUPPLY AND MANUFACTURING

         American Microsystems, Inc., a semiconductor manufacturer, has historically manufactured the Slip-stream ASIC Chip-version 4.5 and the ISP Chip. Prior versions of the Slipstream ASIC Chip were manufactured by Toshiba and Es2. It is anticipated that United Micro Corporation, a Taiwanese chip manufacturer, will manufacture a majority of the ISP Chip-version 2 to be used in the customized Internet Access Devices proposed to be manufactured by Mitac, Inc. The Company has no written agreement with either American Microsystems, Inc. or United Micro Corporation. See "BUSINESS--Prototype Products--Consumer Internet Access Device." To date, the Company has not experienced any significant problems obtaining the requisite number of chips for its operations although its demands have been relatively small. The Company has commenced discussions with additional manufacturers for the production of additional chips and chipsets should the need arise. Should demand for the Company's chips or chipsets increase significantly, there can be no assurance that the Company will be able to meet such demand through American Microsystems, Inc., United Micro Corporation or other manufacturers, which could have a material adverse effect on the Company. Arrangements with new manufacturers could result in substantial delays, engineering charges and additional expense.

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

EMPLOYEES

         The Company has 13 employees, including three executive officers, two business development personnel, six technical personnel and one administrator. The Company also uses independent contractors for certain research and development matters.

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

         Rapid Technological Changes. The multimedia, consumer electronics, computer and hardware and software industries are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products. The broad array of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until one or more of such technologies gain widespread acceptance. The Company's success will depend upon its ability to anticipate such technological changes, adapt its products, introduce competitive products with features that meet changing customer requirements, and remain competitive in terms of price and product performance, and there can be no assurance that the Company will be able to meet any of these demands. Any material failure of the Company to meet any of these demands would adversely affect the use and acceptance of the Company's chips and chipsets and the introduction and sale of products using the

Company's chips or chipsets, and would increase the likelihood that competitive products will become broadly accepted. There can be no assurance that the Company will successfully anticipate technological changes or that products developed by others will not render obsolete or commercially unviable the Company's chips and chipsets and the products using such chips and chipsets.

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

         Significant Customers. The Company has no customers, to date, that frequently and systematically purchase its products. The Company's revenue for the fiscal year ended June 30, 1996 was largely attributable to three companies in connection with product development arrangements. Such three companies were American Interactive Media, Inc. (64% of total revenue), Tianjin New Star Electronics Co. Ltd. (23.7% of total revenue) and Peacock AG (12.3% of total revenue). Fiscal 1996 revenue consisted of development fees and fees for support services. Unless the products developed or to be developed in conjunction with these companies are manufactured, marketed and sold, no future revenue, other than development fees not yet paid, are likely to be received from any of these companies under existing arrangements. The Company could be materially adversely affected if no products developed in conjunction with these companies are ultimately manufactured, marketed and sold.

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

         In September 1994, MSU PLC entered into a placement agent agreement with Millport Ltd. ("Millport"), believed by the Company to be a Liberian corporation (with a Channel Island office address), which arrangement was amended and confirmed by the Company in June 1995 (collectively the "Millport Agreements"). Under the Millport Agreements, Millport agreed to place 2.2 million shares at $2.50 per share in a Regulation S offering. It is the Company's belief that Martin Miller, a former officer and director of the Company and a present stockholder of the Company, is affiliated with and controls Millport, directly or indirectly. In June and July 1995, the Company issued an aggregate 1,162,500 shares of common stock in connection with the Regulation S offering (although additional shares were issued in contemplation of subscriptions which were ultimately not received, which shares were subsequently cancelled). In June 1995 and as part of such Regulation S offering, the Company issued 110,000 shares of common stock to two Liberian corporations in consideration of $275,000. No payment has been received for these shares. In July 1995 and as part of such Regulation S offering, the Company issued 950,000 shares of common stock in consideration of three promissory notes representing an aggregate principal amount of $1,297,500. All three notes were due on December 31, 1995 and only $852,500 principal amount has been repaid. The three obligors on the notes are Liberian corporations. Limited information is obtainable regarding officers, directors and principal stockholders of Liberian corporations. Due to a lack of working capital, the Company has been unable to proceed legally against the Liberian corporations although demands have been made to Martin Miller who has orally offered to pay various sums provided he is issued additional shares, and subject to additional conditions. The Company has not accepted any of such offers. Mr. Miller has also alluded to claims that customers of Millport Ltd. have against the Company although no specific claims have been made. The Company is unaware of any claims of merit that any such customers might have. An additional reason for not proceeding against potential defendants in this matter, to date, has been the likelihood that it would be unable to collect upon any judgment it might obtain against any of such potential defendants. The Company intends to proceed against these potential defendants to the extent prudent and reasonable as soon as it has sufficient working capital; however, there can be no assurance that any action will be taken, that such actions will not be barred by applicable statutes of limitation or that it will be able to collect upon any judgment it might obtain..

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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since May 24, 1995, bid and ask quotations of the Company's common stock have been reported by the National Association of Securities Dealers ("NASD") Electronic Bulletin Board. From November 2, 1994 through May 24, 1995 there was no "established public trading market," although bid quotations were reported sporadically in the "pink sheets" published by the National Quotation Bureau and on the NASD Electronic Bulletin Board. The Company's NASDAQ symbol is MUCP. The following table sets forth the range of high and low bid quotations, as reported by Bloomberg Financial, Inc. for the periods indicated. Bid quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

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


ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data have been derived from the financial statements of the Company. The financial statements for each of the fiscal years in the three-year period ended June 30, 1996 have been audited by Moore Stephens-Lovelace, P.L., independent certified public accountants. The financial statements for each of the fiscal years in the two-year period ended June 30, 1993 are unaudited, however, the financial statements for MSU Ltd.
for such period were audited by Michael R. Hoy FCA. The following selected financial data should be read in conjunction with and are qualified in their entirety by the MSU Corporation Consolidated Financial Statements and the notes thereto included elsewhere in this Report on Form 10-K.

                                                             Fiscal Years Ended June 30,
                                          -------------------------------------------------------------------
                                             1996          1995          1994          1993           1992
                                          ----------    ----------    ----------    ----------     ----------
                                                                                   (unaudited)    (unaudited)
                                                                                   -----------    -----------

                                                        (in thousands, except per share data)
                                                        -------------------------------------
INCOME STATEMENT DATA:

Total Revenue . . . . . . . . . . . .       $   393       $ 1,596       $   875     $   152       $  498
Loss from operations  . . . . . . . .       $(1,402)      $  (882)      $(1,366)    $(1,300)      $  (56)

Net loss  . . . . . . . . . . . . . .       $(1,397)      $  (878)      $(1,365)    $(1,296)      $  (56)

Primary loss per share  . . . . . . .       $ (0.10)      $ (0.07)      $ (0.31)    $ (0.38) (1)  $(1.74) (1)
Fully diluted loss per share  . . . .       $ (0.10)      $ (0.07)      $ (0.31)    $ (0.38) (1)  $(1.74) (1)

BALANCE SHEET DATA (AT YEAR END):
Working capital . . . . . . . . . . .       $(1,856)      $(2,662)      $(1,841)    $(1,290)      $  (49)

Total assets  . . . . . . . . . . . .       $   164       $   363       $   197     $   229       $  103

Stockholders' deficit . . . . . . . .       $(1,816)      $(2,620)      $(1,770)    $(1,264)      $  (48)
--------------------------------

(1) Per share amounts were computed based on the number of shares outstanding at the end of the fiscal year.

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

         The consolidated financial statements include the accounts of MSU Corporation, MSU PLC and MSU Ltd. (collectively the "Company"). All significant intercompany accounts have been eliminated in the consolidated financial statements.

SIGNIFICANT RISKS

         The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 1996, 1995 and 1994, the Company incurred net losses of approximately $1,397,000, $878,000 and $1,365,000, respectively. At June 30, 1996, there was an accumulated deficit of approximately $5,026,000. Additionally, the Company has had recurring negative cash flow from its operations. The Company expects that it is likely to incur net losses at least through the end of fiscal 1997 as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support anticipated operations, including anticipated product demand. The foregoing statement is a forward-looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond fiscal 1997 if anticipated revenue from conditional and forecasted purchase orders of customized Internet Access Devices are not realized. Such conditional and forecasted purchase orders assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for the customized Internet Access Devices by consumers; satisfactory product performance, including chip and software performance; and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however, should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1997 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

         The Company's strategy is to increase cash flow from operations through further development, upgrade and marketing of its chips and products incorporating such technology, with particular emphasis on customized Internet Access Devices incorporating its ISP Chip-version 2. In order to support this strategy, the Company anticipates that it will, at least in the short term, have to continue to fund a significant portion of its operations through private sales of equity securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company also intends to develop its infrastructure and organization to support its anticipated operations, although it has no funds to presently address these concerns.

         The market for the Company's products has only recently begun to develop, is rapidly evolving and is highly competitive, with substantially all competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no assurance that the Company will be successful in addressing any of the foregoing risks, that it will be successful in implementing its strategy, that any of its recent agreements with third parties will ever produce revenue for the Company, that it will ever achieve profitability or that it will be able to continue as a going concern.


RESULTS OF OPERATIONS

REVENUES

         The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the years ended June 30, 1996, 1995 and 1994 were approximately $393,000, $1,596,000 and $875,000, respectively. These revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee and in fiscal 1995, from chip sales in connection with a development arrangement. Typically, the Company's development arrangements also provide for royalty and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, none of these arrangements have resulted in royalty or license revenue to the Company. The Company could be materially adversely effected if its customers fail to manufacture, market and sell products developed in conjunction with the Company.

         During the years ended June 30, 1996, 1995 and 1994 the Company's revenues were principally derived from three, three and two customers, respectively. Because of the concentration of its revenues in such a small number of customers, the loss of any one customer could have a material adverse effect on the Company's business.

         The Company's revenues by geographic region during the years ended June 30, 1996, 1995 and 1994 were approximately as follows:

 Location            1996($)            1995($)            1994($)
                     ----               ----               ----
 Europe              110,000            440,000            130,000

 Far East               -               640,000             60,000
 North America       280,000            520,000            690,000


         The Company's revenues increased approximately 82% in 1995 compared to 1994. The increase was largely attributable to the sale of chips and chipsets for approximately $823,000 in connection with development arrangements completed in fiscal 1994 and fiscal 1993. The approximate 75% decrease in revenues in 1996 compared to 1995 was largely attributable to the fact that the Company was devoting its efforts and limited capital on the initial phases of development arrangements with new customers involving the further development of certain of its core technologies, including the development of a new version of its ISP chip and its prototype Internet Access Device.

COST OF REVENUES

         Cost of revenues for the years ended June 30, 1996, 1995 and 1994 were approximately $66,000, $604,000 and $107,000, respectively. As a percentage of revenues, cost of revenues were approximately 17% in 1996, 38% in 1995 and 12% in 1994. The cost of revenues fluctuations are due to variations in gross margins as between chip sales, support services and development services. The gross margin on development and support services is approximately 90% to 95% while the gross margin on chip sales is approximately 48% to 54%, depending on the number and type of chips purchased.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, the Consumer PC, and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the years ended June 30, 1996, 1995 and 1994, research and development expenses were approximately $1,248,000, $1,297,000 and $1,692,000, respectively. As a percentage of revenues, research and development expenses were approximately 318% in 1996, 81% in 1995 and 193% in 1994. The fluctuations from year to year reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. In order to remain competitive in its business, the Company anticipates that research and development expenditures in the foreseeable future will be a minimum of $1,200,000 per year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling general and administrative expenses were approximately $404,000, $520,000 and $419,000 for the years ended June 30, 1996, 1995 and
1994, respectively. Selling general and administrative expenses principally consist of advertising and promotion costs, which are charged to operations as incurred; telephone, rent and occupancy costs; and professional fees. In 1995 this category of expenses was higher than 1996 and 1994 because of costs associated with the Exchange.

DEPRECIATION EXPENSE

         Depreciation expense was approximately $32,000, $21,000 and $20,000, for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Depreciation is calculated using the straight line method over the estimated useful lives of the Company's depreciable assets which consist principally of electronics equipment used in the design and testing of the Company's products.

INTEREST EXPENSE

         Interest expense was approximately $45,000, $35,000 and $2,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The Company has borrowed funds from time to time for working capital under various secured credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the National Westminster Bank Plc prime rate. All such borrowings have been subject to the bank's discretion, secured by a floating debenture on substantially all of the assets of the Company and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations almost exclusively through private sales of equity securities. For the fiscal year ended June 30, 1996, cash used in operating activities of approximately $1,415,000 was primarily attributable to the Company's net loss for the fiscal year. Cash used in investment activities of approximately $31,000 in the fiscal year ended June 30, 1996 related primarily to acquisition of electronics equipment. Cash flows from financing activities of approximately $1,278,000 in the fiscal year ended June 30, 1996 were primarily attributable to aggregate net proceeds of approximately $2,140,000 from private sales of common stock offset by repayments of borrowings of approximately $862,000 under a credit facility.

         Capital expenditures were approximately $31,000 for the fiscal year ended June 30, 1996. The Company has no material commitments other than an operating lease and three employment agreements. The Company currently estimates that capital expenditures for fiscal 1997 will be approximately $40,000 to $50,000.

         At June 30, 1996, the Company's principal source of liquidity was $54,805 in cash and a $76,000 credit facility with its principal bank. The $76,000 credit facility expired on August 15, 1996. Since June 30, 1996, additional liquidity has been provided from a $160,000 loan from the Employee Trust, a principal stockholder of the Company; the issuance of shares of common stock to an individual for $250,000; and the issuance of shares of common stock to a company for $500,000 in a private transaction. Such company has agreed to purchase additional shares of common stock for $500,000 in the latter part of November 1996.

         The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 1997 will be sufficient to meet a significant portion of its anticipated cash needs for working capital and capital expenditures for the remainder of fiscal 1997. The preceding sentence is a forward-looking statement which assumes the realization of revenue from conditional and forecasted purchase orders. Such forward-looking statement is subject to certain risks and uncertainties which could cause actual results to differ materially from those set forth including but not limited to the approval of final production samples of customized Internet Access Devices by potential purchasers; acceptance by and demand for such products by consumers; satisfactory product performance; and the ability of such products to successfully compete in an extremely competitive marketplace. To satisfy the balance of the Company's liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term Compensation
                                                                         ---------------------------------
                                            Annual Compensation
                                            -------------------
                                                                         Awards                   Payouts
                                                                         ------                   -------

                                                               Other
                                                              Annual    Restricted   Securities              All Other
                                                              Compen-      Stock     Underlying     LTIP      Compen-
    Name and Principal      Fiscal      Salary      Bonus     sation      Award(s)     Options     Payouts    sation
         Position            Year      ($)(1)(3)     ($)     ($)(2)(3)      ($)          (#)         ($)        ($)
====================================================================================================================================
 Wynford Peter Holloway      1996      112,000        --      $17,052        --          --          --         --
 Chief Executive Officer     1995      112,000        --       24,083        --          --          --         --
                             1994      112,000        --       29,267        --          --          --         --
------------------------------------------------------------------------------------------------------------------------------------
 Keith Charles Hall          1996       96,000        --      $18,000        --          --          --         --
 President                   1995       96,000        --       14,400        --          --          --         --
                             1994       96,000        --        9,600        --          --          --         --
====================================================================================================================================

(1)      All salaries and other annual compensation were paid by MSU Ltd.
(2) Represents personal benefits in addition to salary. Of Mr. Holloway's personal benefits, 44% and 42% of the 1994 amount were for a Company car and house rental expense, respectively; 51% of the 1995 amount was for house rental expense; and 40% and 60% of the 1996 amount were for a Company car and house rental expense, respectively. Of Mr. Hall's personal benefits, 100% of each of 1994, 1995 and 1996 amounts was for a car allowance.
(3) All compensation information for periods prior to the Exchange has been presented as if MSU Ltd. was owned by the Company during such periods.

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

STOCK OPTION GRANT TABLE

         The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended June 30, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                               Potential Realizable Value at
                           Percent of                                          Assumed Annual Rates of Stock
              Number of       Total                                            Price Appreciation for Option
              Securities     Options                                                         Term(2)
              Underlying   Granted to     Exercise     Market                 -------------------------------
               Options      Employees        or       Price on
               Granted      in Fiscal    Base Price   Date of    Expiration
    Name         #(1)         Year         ($/Sh)      Grant        Date       0%($)       5%($)      0%($)
=============================================================================================================
 Wynford       100,000          29.4%      $5.00       $6.25       6/6/01    $125,000    $172,676   $381,569
 Peter
 Holloway

 Keith         100,000          29.4%      $5.00       $6.25       6/6/01    $125,000    $172,676   $381,569
 Charles
 Hall
=============================================================================================================

-------------------------
(1) All such stock options were granted on June 7, 1996 in consideration of the benefit derived by the Company from the provision of personal guarantees by Messrs. Holloway and Hall to secure the then existing credit facility of the Company. See "EXECUTIVE
         COMPENSATION-Compensation Committee Interlocks and Insider Participation."

(2) As required by rules of the Securities and Exchange Commission, potential values stated are based on the assumption that the Company's common stock will appreciate in value from the date of grant to the end of the option term (five years from the date of grant) at annualized rates of 5% and 10% (total appreciation of approximately 28% and 61%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the common stock.

STOCK OPTION EXERCISES AND HOLDINGS TABLE

         The following table provides information concerning the value of unexercised options held by the named executive officers at June 30, 1996. No options were exercised by such officers during the Company's fiscal year ended June 30, 1996.

                                                    FISCAL YEAR-END OPTION VALUES
                               --------------------------------------------------------------------------
                                   Number of Unexercised                   Value of Unexercised
                                          Options                          In-the-Money Options
            Name                   at Fiscal Year End (#)                at Fiscal Year End ($)(1)
---------------------------------------------------------------------------------------------------------
                               Exercisable      Unexercisable        Exercisable          Unexercisable
---------------------------------------------------------------------------------------------------------
 Wynford Peter Holloway             -              100,000                -                 $543,750

 Keith Charles Hall                 -              100,000                -                 $543,750
=========================================================================================================


---------------------

(1) Values stated are based on the average bid and ask prices of $10.44 per share of the Company's common stock as reported by Bloomberg Financial, Inc. on June 28, 1996, the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no compensation committee. During fiscal 1996, Messrs. Holloway, Hall and Snowdon, collectively representing all of the Company's directors and executive officers, participated in deliberations of the Board of Directors concerning executive officer compensation.

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

                                       SHARES BENEFICIALLY
          NAME OF BENEFICIAL OWNER             OWNED          PERCENT OF CLASS
          ------------------------     --------------------   ----------------
Wynford Peter Holloway                  5,152,777 (1)(2)(3)        33.2%

Keith Charles Hall                        515,277 (3)(4)            3.3%

William Derek Snowdon                     515,277 (3)(4)            3.3%

Peter Brian Webber and                  2,944,444                  19.0%
Vivian George Bines as
Trustees for the Employee
Trust(2)
48 The Parade
Cardiff CF2 3AB
United Kingdom

TXC Corporation                         2,208,333                  14.2%
5F No. 15. SEC. 2
Chung Yang S Road
Peitoi, Taipei
Taiwan

McLaughlin Group LLC                    2,164,015 (5)              13.5%
13750 U.S. 281 North #660
San Antonio, Texas  78232

All directors and executive             6,183,331 (1)(3)           39.9%
officers as a group (3 persons)

----------------------

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

         Mark McLaughlin, a member of McLaughlin Group LLC, is president and a principal stockholder of McLaughlin International, Inc. McLaughlin International, Inc. serves as a consultant to the Company pursuant to two engagement letters entered into on November 8, 1995 and May 17, 1996, respectively. The engagement letters provide that McLaughlin International, Inc. will act as a consultant to the Company in connection with certain strategic transactions, relating to the marketing and distribution of the Company's products and technology in Japan and to a select number of companies located principally in the United States, for a period of six months, subject to extension by mutual agreement. The November 8, 1995 engagement letter was extended for an additional six month period. As compensation under the November 8, 1995 engagement letter, which covers Japan, McLaughlin International, Inc. will receive for a period of seven years (in the case of revenue and royalties) or an indefinite period or one time payment (in the case of fees) a percentage of revenue, royalties and fees (with such percentages ranging from 5% to 10% dependent upon what and how much is received) received by the Company as a direct or indirect result of the efforts of McLaughlin International, Inc. As additional compensation, McLaughlin International, Inc. will receive warrants to acquire 75,000 shares of common stock per each $1 million in fees received by the Company (not to exceed 750,000 warrant shares) plus bonus warrants to acquire 250,000 shares in the event the Company receives $20 million in fees, in each case as a direct or indirect result of the efforts of McLaughlin International, Inc. Such warrants will be exercisable for a five year term at a price equal to the lesser of $10 or 50% of the market price of the Company's common stock on the date of issue. Shares of common stock issuable upon exercise of the warrants will carry customary registration rights. As compensation under the May 17, 1996 engagement letter, McLaughlin International, Inc. will receive for the duration of the relationship (between the Company and the party introduced by the consultant) a percentage of upfront research and development fees/payments; equity private placement proceeds; service provider revenue/fees; and chip sales (with such percentages ranging from 4% to 8%) received by the Company as a direct or indirect result of the efforts of McLaughlin International, Inc. To be entitled to percentage compensation under either engagement letter, the revenue, payments, sales or fees must commence or be paid during the engagement period or during the twelve month period immediately following the engagement period. As of October 9, 1996, the Company was indebted to McLaughlin International, Inc. in the amount of $54,404.

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

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K

         (a)    The following documents are filed as part of this report:

Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets at June 30, 1995 and 1996
Consolidated Statements of Income for the years ended June 30, 1994,
  June 30, 1995 and June 30, 1996
Consolidated Statements of Changes in Stockholders' Deficit for the years ended
  June 30, 1994,, June 30, 1995 and June 30, 1996
Consolidated Statements of Cash Flows for the years ended June 30, 1994,
  June 30, 1995 and June 30, 1996
Notes to Consolidated Financial Statements

Financial Statement Schedules

None.

Exhibits

2 Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC(3)
3.1      Articles of Incorporation(1)
3.2      Amendment to Articles of Incorporation(4)
3.3      Bylaws(1)
3.4      Amendment to Bylaws(2)
4.1      Common Stock Purchase Agreement with McLaughlin Group LLC(4)
4.2      Amendment to Common Stock Purchase Agreement with McLaughlin Group
         LLC(4)
4.3      Warrant issued to McLaughlin Group LLC(4)
10.1     Service Agreement with Wyn Holloway(4)
10.2     Service Agreement with Keith Hall(4)
10.3     Service Agreement with W.D. Snowdon(4)
10.4     Placement Agent Agreement with Millport Ltd. as amended and confirmed(4)
10.5     Employee Trust(4)
10.6     Office Lease Agreement with Brixton Estate Plc(4)
10.7 Manufacturing, Distribution and Joint Venture Agreement with American Interactive Media, Inc. Confidential treatment has been requested for specific portions of the Manufacturing, Distribution and Joint Venture Agreement(4)
10.8 Engagement Letter, dated November 8, 1995, as amended, with McLaughlin International, Inc.(4)
10.9     Engagement Letter, dated May 17, 1996, with McLaughlin International,
         Inc.(4)
10.10 Form of Director Option granted to each director in consideration of guarantee of National Westminster Bank Plc credit facility (4)
10.11 Development and Licensing Agreement with TXC Corporation. Confidential treatment has been requested for specific portions of the License Agreement(4)
10.12 Agreement with Mitac, Inc. Confidential treatment has been requested for specific portions of the Agreement(4)
16       Letter re change in certifying accountant from Coopers & Lybrand
         LLP(4)
21       Subsidiaries of Registrant(5)
24       Power of attorney.  Reference is made to the signature page of this report.
27       Financial Data Schedule.

--------------------------

(1) Contained in exhibits to the Registration Statement on Form S-18 (file no. 33-07861-A), declared effective by the Securities and Exchange Commission on November 6, 1986.
(2) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Securities and Exchange Commission in May 1990.
(3) Contained in exhibits to the Current Report on Form 8-K, filed with the Securities and Exchange Commission in October 1994.
(4) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the Securities and Exchange Commission on November 27, 1996.
(5)      Filed herewith.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                        Index to Financial Statements
                                --------------

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

   Consolidated Statements of Cash Flows                                 F-5

   Notes to Consolidated Financial Statements                            F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
MSU Corporation
Central Milton Keynes, England


We have audited the accompanying consolidated balance sheets of MSU Corporation (formerly Capital Acquisition Company) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

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


                               /s/ MOORE STEPHENS LOVELACE, PL

                               Certified Public Accountants


Orlando, Florida
September 12, 1996, except for Note 9,
as to which the date is November 11, 1996

                               MSU CORPORATION
           (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                           JUNE 30, 1996 AND 1995



                                    ASSETS

                                                                 1996            1995
                                                             ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                $     54,805    $    227,818
    Accounts receivable                                            11,529          49,441
    Prepaid expenses and other                                     58,035          44,167
                                                             ------------    ------------

                                     TOTAL CURRENT ASSETS         124,369         321,426

EQUIPMENT, net of accumulated depreciation of
    $47,191 in 1996 and $55,227 in 1995                            39,887          41,306
                                                             ------------    ------------

                                    TOTAL ASSETS (Note 7)    $    164,256    $    362,732
                                                             ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Shareholder advance payable (Note 3)                     $  1,400,000    $  1,400,000
    Short-term borrowings (Notes 7 and 9)                            --           878,513
    Accounts payable                                              325,514         371,160
    Related-party payable (Notes 3 and 9)                           7,680          13,445
    Accrued liabilities                                           246,780         319,873
                                                             ------------    ------------

                                TOTAL CURRENT LIABILITIES       1,979,974       2,982,991

COMMITMENTS AND CONTINGENCIES
   (Notes 1, 2, 3, 6, 7, 8 and 9)

SHAREHOLDERS' DEFICIT (Notes 3, 5, 6, 8 and 9)
   Common stock, $0.01 par value; 50,000,000 shares
      authorized; 15,534,722 and 12,934,722 shares issued
      and outstanding at June 30, 1996 and 1995,
      respectively                                                155,347         129,347
   Additional paid-in capital                                   2,984,081       1,074,081
   Stock subscriptions receivable                                    --          (225,000)
   Cumulative translation adjustments                              70,651          30,349
   Accumulated deficit
                                                               (5,025,797)     (3,629,036)
                                                             ------------    ------------

                              TOTAL SHAREHOLDERS' DEFICIT      (1,815,718)     (2,620,259)
                                                             ------------    ------------

                                    TOTAL LIABILITIES AND
                                    SHAREHOLDERS' DEFICIT    $    164,256    $    362,732
                                                             ============    ============




   The accompanying notes are an integral part of the consolidated financial statements.

                                MSU  CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                             1996            1995            1994
                                         ------------    ------------    ------------
REVENUES (Note 8)                        $    392,693    $  1,595,856    $    875,460

EXPENSES (Notes 3, 7 and 8)
   Cost of revenues                            65,795         604,058         107,414
   Selling, general and administrative        403,636         520,196         418,955
   Depreciation                                31,545          20,996          20,460
   Interest expense                            45,491          35,050           2,307
   Research and development                 1,248,186       1,297,374       1,691,846
                                         ------------    ------------    ------------

                        TOTAL EXPENSES      1,794,653       2,477,674       2,240,982
                                         ------------    ------------    ------------

                        OPERATING LOSS     (1,401,960)       (881,818)     (1,365,522)

NONOPERATING INCOME
   Interest income                              5,199           3,399             905
                                         ------------    ------------    ------------

                              NET LOSS   $ (1,396,761)   $   (878,419)   $ (1,364,617)
                                         ============    ============    ============

LOSS PER COMMON SHARE                    $      (0.10)   $      (0.07)   $      (0.31)
                                         ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  14,494,000      12,508,000       4,347,000
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

                                MSU  CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                        COMMON STOCK
                                       $0.01 PAR VALUE        ADDITIONAL                    STOCK        CUMULATIVE        TOTAL
                                  ------------------------     PAID-IN     ACCUMULATED   SUBSCRIPTIONS   TRANSLATION   SHAREHOLDERS'
                                    SHARES        AMOUNT       CAPITAL       DEFICIT      RECEIVABLE     ADJUSTMENTS      DEFICIT
                                  --------------------------------------------------------------------------------------------------
BALANCE - JULY 1, 1993
(NOTES 1 AND 5)                    3,524,947   $    35,249   $      --     $(1,386,000)   $      --      $    65,233    $(1,285,518)

ISSUANCE OF COMMON SHARES
(NOTES 3 AND 5)                    6,671,433        66,715       805,492          --             --             --          872,207

TRANSLATION ADJUSTMENTS                 --            --            --            --             --           (8,972)        (8,972)

NET LOSS                                --            --            --      (1,364,617)          --             --       (1,364,617)
                                  --------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1994           10,196,380       101,964       805,492    (2,750,617)          --           56,261     (1,786,900)

ISSUANCE OF COMMON SHARES
(NOTE 5)                           2,738,342        27,383       268,589          --         (225,000)          --           70,972

TRANSLATION ADJUSTMENTS                 --            --            --            --             --          (25,912)       (25,912)

NET LOSS                                --            --            --        (878,419)          --             --         (878,419)
                                  --------------------------------------------------------------------------------------------------

BALANCE - JUNE  30, 1995          12,934,722       129,347     1,074,081    (3,629,036)      (225,000)        30,349     (2,620,259)

ISSUANCE OF COMMON SHARES
(NOTE 5)                           2,600,000        26,000     1,888,500          --             --             --        1,914,500

COLLECTION OF STOCK
SUBSCRIPTIONS RECEIVABLE                --            --            --            --          225,000           --          225,000

ISSUANCE OF OPTIONS TO PURCHASE
100,000 SHARES OF COMMON STOCK          --            --          21,500          --             --             --           21,500
(NOTE 6)

TRANSLATION ADJUSTMENTS                 --            --            --            --             --           40,302         40,302

NET LOSS                                --            --            --      (1,396,761)          --             --       (1,396,761)
                                  --------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1996           15,534,722   $   155,347   $ 2,984,081   $(5,025,797)   $      --      $    70,651    $(1,815,718)
                                  ==================================================================================================



   The accompanying notes are an integral part of these financial statements.

                                MSU  CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                                               1996           1995           1994
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(1,396,761)   $  (878,419)   $(1,364,617)
   Adjustments to reconcile net loss to net
         cash used in operating activities
      Depreciation                                               31,545         20,996         20,460
      Non-cash expense related to issuance of
         stock purchase options                                  21,500           --             --
      Decrease in accounts receivable, net                       36,907         15,533         24,018
      Decrease in inventories                                      --           10,205          1,500
      Decrease (increase) in prepaid and
         other expenses                                         (15,076)        16,918          2,244

      Increase (decrease) in accounts payable                   (36,543)        45,619        130,236
      Increase (decrease) in related-party payable               (5,462)        13,276           --
      Increase (decrease) in accrued liabilities                (50,871)       155,508         65,480
                                                            -----------    -----------    -----------

                                        TOTAL ADJUSTMENTS       (18,000)       278,055        243,938
                                                            -----------    -----------    -----------

                                         NET CASH USED IN
                                     OPERATING ACTIVITIES    (1,414,761)      (600,364)    (1,120,679)


CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of equipment, net                               (31,163)        (6,693)       (47,894)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (repayments of) borrowings, net               (861,937)       753,328        252,546
   Issuance of common stock                                   2,139,500         70,972        872,207
                                                            -----------    -----------    -----------

                                        NET CASH PROVIDED
                                  BY FINANCING ACTIVITIES     1,277,563        824,300      1,124,753


EFFECT OF EXCHANGE RATE CHANGES                                  (4,652)           429         (1,169)
                                                            -----------    -----------    -----------

                          NET INCREASE (DECREASE) IN CASH      (173,013)       217,672        (44,989)

CASH AT BEGINNING OF YEAR                                       227,818         10,146         55,135
                                                            -----------    -----------    -----------

CASH AT END OF YEAR                                         $    54,805    $   227,818    $    10,146
                                                            ===========    ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                                MSU  CORPORATION
            (FORMERLY CAPITAL ACQUISITION COMPANY) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


NOTE  1 -    ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS

             ORGANIZATION AND BASIS OF PRESENTATION

             On October 3, 1994, MSU Corporation, formerly Capital Acquisition Company, acquired, through the issuance of 9,422,222 shares of its common stock, the outstanding capital stock of MSU Public Limited Company (MSU Plc.), a private company organized and based in the United Kingdom, which owns all of the capital stock of MSU (UK) Limited (MSU Plc. and MSU (UK) Limited together referred to as 'MSU'). This transaction has been presented in the accompanying consolidated financial statements as a recapitalization of MSU, with MSU as the acquirer (a reverse acquisition) and, accordingly, the historical consolidated financial statements through the date of the transaction are those of MSU. Shareholders' deficit reflects the equivalent number of common shares received in the recapitalization, and all references in the financial statements with regard to number of shares of common stock have been restated to give retroactive effect to the transaction.

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

             SIGNIFICANT RISKS

             The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
             During the years ended June 30, 1996, 1995 and 1994, the Company incurred net losses of $1,396,761, $878,419 and $1,364,617, respectively. At June 30, 1996, the Company had an accumulated deficit of approximately $5,026,000. Additionally, the Company has had recurring negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

             REVENUE RECOGNITION

             The Company enters into development arrangements with certain customers to design computer chips and chipsets using existing and enhanced technology which are suitable for use in the customer's application. The Company's development arrangements are generally performed under contractual arrangements which stipulate the Company's fee as certain performance criteria are met. The Company recognizes these development fees when its customers acknowledge that the fee has been earned by accepting the Company's work product. Development fee and related support services fees revenue recognized by the Company amounted to approximately $368,000, $772,000 and $741,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

             Certain arrangements provide for the customer to pay a royalty or licensing fee. Such fees are to be paid to the Company if the customer uses the Company's work product in commercial applications. Through June 30, 1996, none of these arrangements has resulted in royalty or licensing revenue to the Company.

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

NOTE  2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

             Financial instruments reflected in the Company's balance sheets at June 30, 1996 and 1995 include cash and cash equivalents, and borrowings from shareholders and related parties. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Because of the circumstances and the nature of the Company's relationship with its creditors, it was not practical to estimate the fair value of the $1,400,000 shareholder advance payable (see Note 3).

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

             Prior to June 30, 1994, the Company was advanced a total of $2,159,910 from a previously unrelated third party, of which $759,910 was contributed to capital when the Company agreed to accept this amount as consideration for the issuance of 2,208,333 shares of its common stock pursuant to a March 1994 agreement. As of June 30, 1996, the $1,400,000 remaining balance of the advance remains unpaid. The advance is noninterest bearing, unsecured and is due and payable, under the terms of the borrowing, when the Company is reasonably able to do so without jeopardizing its financial condition.

             The Company has received services from a law firm in which a director of the Company is employed. Amounts charged to operations for these legal services during the years ended June 30, 1996, 1995 and 1994 amounted to approximately $44,000, $33,000 and $35,000, respectively.

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

             In July 1994, a director loaned the Company approximately $68,000. The loan is unsecured, bears no interest and has no defined terms for repayment. Approximately $6,000 and $54,000 was repaid in the years ended June 30, 1996 and 1995, respectively.


NOTE  4 -    INCOME TAXES

             As of June 30, 1996, the Company has a United States net operating loss carryforward of approximately $60,000 available to offset future taxable income through the year 2009. Under U. S. federal tax law, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

             As of June 30, 1996, the Company's subsidiaries have a United Kingdom net operating loss carryforward of approximately $4.7 million, which carries forward indefinitely under United Kingdom tax laws.

             Deferred tax assets resulting from the Company's income tax loss carryforwards were approximately $1,175,000 and $850,000 at June 30, 1996 and 1995, respectively. The Company has established a valuation allowance to fully offset these deferred tax assets as their future realization is doubtful.


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

             During the year ended June 30, 1996, the Company issued in private transactions an aggregate of 2,600,000 shares of its common stock in exchange for proceeds of $2,359,000. Of this amount, $1,297,500 was received in the form of notes receivable, which were originally recorded as stock subscriptions receivable, reducing shareholders' equity. Subsequent collections on the notes receivable amounted to $852,500. The $445,000 balance of the notes receivable has not been collected and the notes are in default. As a result, the balance of the notes representing stock subscriptions have been charged to additional paid-in capital.


NOTE  6 -    STOCK OPTIONS AND WARRANTS

             In April 1995, the Company granted options to four of its employees to acquire an aggregate of 115,000 shares of the Company's common stock at an exercise price of $2.50 per share. Approximately 57,500 of these options became exercisable in April 1996 and 57,500 become exercisable in April 1997. All of these options expire in April 2000.

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

             Cash paid for interest was approximately $45,000, $35,000 and $2,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.


NOTE  8 -    COMMITMENTS AND CONTINGENCIES

             LEASES

             The Company leases office space under an operating lease entered into during 1996, which expires in March 2001. Future minimum rental payments and service charges required under the leases at June 30, 1996, are approximately as follows:

              Year Ending June 30,                       Amount
              --------------------                       ------
                      1997                              $79,000
                      1998                              $79,000
                      1999                              $79,000
                      2000                              $79,000
                      2001                              $58,000

             For the years ended June 30, 1996, 1995 and 1994, rent expense totaled approximately $26,000, $24,000 and $23,000, respectively.

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

             CONCENTRATIONS

             The revenues for years ended June 30, 1996, 1995 and 1994 were generated from a small number of customers, the loss of any one of which could have a material adverse effect on the Company's business.

             The Company presently has only one supplier manufacturing customized internet access devices using its chips and software. Should the supplier cease production, the Company could be adversely affected.

             The Company's revenue by geographic region during the years ended June 30, were approximately as follows:

                    Location               1996             1995           1994
             ---------------------     ----------      -------------    ----------
             Europe                    $  110,000      $     440,000    $  130,000
             Far East                      --                640,000        60,000
             North America                280,000            520,000       690,000
                                       ----------      -------------    ----------
                                       $  390,000      $   1,600,000    $  880,000
                                       ==========      =============    ==========

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

             EMPLOYEE TRUST

             As of June 30, 1996 and 1995, 2,944,444 shares of the Company's common stock were held by an employee trust (the Trust) whose beneficiaries are substantially all the employees of the Company. Contributions to the Trust are at the discretion of the Company's Board of Directors. During the years ended June 30, 1996 and 1995, the Company made no contributions to the Trust.

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

                                MSU CORPORATION


                                           By:    KEITH CHARLES HALL
                                              ---------------------------------
                                                  Keith Charles Hall
                                                  President

Date: November 25, 1996
      -------------------

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

         Signature                      Title                       Date
         ---------                      -----                       ----

Wynford Peter Holloway           Chief Executive Officer      November 25, 1996
---------------------------      and Director (Principal      -----------------
WYNFORD PETER HOLLOWAY           Executive Officer)



Keith Charles Hall               President and Director       November 25, 1996
---------------------------      (Principal Financial and     -----------------
KEITH CHARLES HALL                Accounting Officer)



William Derek Snowdon            Secretary and Director       November 25, 1996
---------------------------                                   -----------------
WILLIAM DEREK SNOWDON

                                 EXHIBIT INDEX




EXHIBIT
NO.
-------
2        Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC(3)

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

21       Subsidiaries of Registrant(5)

24 Power of attorney. Reference is made to the signature page of this report.

27     Financial Data Schedule.

----------------------------

(1) Contained in exhibits to the Registration Statement on Form S-18 (file no. 33-07861-A), declared effective by the Securities and Exchange Commission on November 6, 1986.
(2) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Securities and Exchange Commission in May 1990.
(3) Contained in exhibits to the Current Report on Form 8-K, filed with the Securities and Exchange Commission in October 1994.
(4) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the Securities and Exchange Commission on November 27, 1996.
(5)      Filed herewith.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1996.