Form 10-Q/A
period 1994-09-30
MSU CORP
filed 1996-11-29
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 33-28622-A


             MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           FLORIDA                                           22-274288
-------------------------------                    -----------------------------
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
incorporation or organization)



    ELDER HOUSE, 526-528 ELDER GATE, CENTRAL MILTON KEYNES, MK91LR, ENGLAND
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                011441908232100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [    ]   No [ X  ]

The number of shares of common stock of the Registrant outstanding as of October 9, 1996 was 15,509,722 according to the Company's transfer agent. The Company's internal records indicate that there were 15,534,722 shares of its common stock outstanding as of October 9, 1996. After significant due diligence, the Company has been unable to account for the 25,000 share discrepancy.

                                FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Item 1. Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
                 Condensed Balance Sheets as of September 30, 1994 and and June 30, 1994  . . . . . . . . . . . . . . . 3
                 Condensed Statements of Revenues, Expenses and Accumulated Deficit
                           for the three months ended September 30, 1994 and 1993 and for the period from June 18, 1986 (inception) to September 30, 1994 . . . . . . . . . . . . . . .4
                 Condensed Statements of Cash Flows for the three months ended
                           September 30, 1994 and 1995 and for the period from June 18, 1986
                           (inception) to September 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

                 Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . 7

PART II - OTHER INFORMATION
         Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Item 6. Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9





                                      (2)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

CAPITAL ACQUISITION COMPANY (A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
(UNAUDITED)
                                     ASSETS

                                                                           September 30,          June 30,
                                                                               1994                 1994
                                                                           -----------          -----------
CURRENT ASSETS
    Cash                                                                   $       -            $       -
    Deferred organizational costs                                                2,851                2,851
                                                                           -----------          -----------
                                                        TOTAL ASSETS       $     2,851          $     2,851
                                                                           ===========          ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and other liabilities                                 $    28,654          $    23,029


SHAREHOLDERS' DEFICIT
   Common stock, $0.01 par value; 50,000,000
      shares authorized; 2,100,000 shares issued
      and outstanding at June 30, 1994 and
      September 30, 1994                                                        21,000               21,000
   Additional paid-in capital                                                   22,443               22,443

   Accumulated deficit during the development stage                            (69,246)             (63,621)
                                                                           -----------          -----------
                                                                               (25,803)             (20,178)
                                                                           -----------          -----------
                                                TOTAL LIABILITIES AND
                                                SHAREHOLDERS' DEFICIT      $     2,851          $     2,851
                                                                           ===========          ===========




                  See notes to condensed financial statements.

                                      (3)

CAPITAL ACQUISITION COMPANY (A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED STATEMENTS OF REVENUES, EXPENSES AND ACCUMULATED DEFICIT
--------------------------------------------------------------------------------
(UNAUDITED)

                                                           THREE               THREE             PERIOD FROM
                                                          MONTHS              MONTHS            JUNE 18, 1986
                                                           ENDED               ENDED             INCEPTION TO
                                                        SEPTEMBER 30,      SEPTEMBER 30,         SEPTEMBER 30,
                                                           1994                1993                  1994
                                                        ----------          -----------           ----------
REVENUES
   Interest income                                      $       -           $        -            $      776

EXPENSES
   Legal and accounting                                      5,625                  653               53,193
   Other                                                         -                   40               16,829
                                                        ----------          -----------           ----------
                                                             5,625                  693              (70,022)
                                                        ----------          -----------           ----------
                                           NET LOSS         (5,625)                (693)             (69,246)

ACCUMULATED DEFICIT -
   BEGINNING OF PERIOD                                     (63,621)             (55,678)                 -
                                                        ----------          -----------           ----------
ACCUMULATED DEFICIT -
   END OF PERIOD                                        $  (69,246)         $   (56,371)          $  (69,246)
                                                        ==========          ===========           ==========

NET LOSS PER SHARE OF
   COMMON STOCK                                         $     0.00          $      0.00           $    (0.03)
                                                        ==========          ===========           ==========






                  See notes to condensed financial statements.

                                      (4)

CAPITAL ACQUISITION COMPANY (A COMPANY IN THE DEVELOPMENT STAGE)
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(UNAUDITED)


                                                                THREE               THREE              PERIOD FROM
                                                               MONTHS               MONTHS            JUNE 18, 1986
                                                                ENDED               ENDED             INCEPTION TO
                                                            SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                                1994                1993                   1994
                                                          --------------         -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $    (5,625)           $     (693)           $   (69,246)
   Adjustments to reconcile net loss to net
    cash used in operating activities                            5,625                   638                 30,303
                                                           -----------            ----------            -----------

                                     NET CASH USED IN
                                 OPERATING ACTIVITIES                -                   (55)               (38,943)


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                            -                     -                 38,943
                                                           -----------            ----------            -----------

                                 NET DECREASE IN CASH                -                   (55)                     -


CASH AT BEGINNING OF PERIOD                                          -                    55                      -
                                                           -----------            ----------            -----------
CASH AT END OF PERIOD                                      $         -            $        -            $         -
                                                           ===========            ==========            ===========




                  See notes to condensed financial statements.

                                      (5)

CAPITAL ACQUISITION COMPANY (A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A.   ORGANIZATION

     Capital Acquisition Company (the "Company") is a Florida corporation formed on June 18, 1986 to seek acquisition possibilities or enter into other business endeavors as best as its limited assets will allow (see Note E).

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-months ended September 30, 1994 and 1993 are not necessarily indicative of the results for the fiscal year ended June 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994. This amended quarterly report on Form 10-Q was filed with the Securities and Exchange Commission on November 29, 1996 and, accordingly, should also be read in conjunction with the annual report of MSU Corporation (formerly Capital Acquisition Company) and Subsidiaries on Form 10-K for the fiscal year ended June 30, 1996.

     NET LOSS PER COMMON SHARE

     Net loss per common share is computed based on the weighted average number of shares outstanding during the period.

     DEFERRED ORGANIZATIONAL COSTS

     Organizational costs represent those costs associated with the organization of the Company. These costs will be amortized when operations commence.

C.   STOCKHOLDERS' EQUITY

     In June 1986, the Company sold 1,800,000 shares of its common stock for an aggregate price of $36,000.

     On September 7, 1989, the Company completed its public offering selling 6,750 units, each unit consisting of 40 shares of common stock and 400 redeemable common stock purchase warrants for a gross sales price of $40,500 and netting the Company $2,943 after deduction of related expenses. All warrants have expired by their terms.

     In July 1992, the Company issued a total of 30,000 shares of its common stock valued at $4,500 for services and directors fees.





                                      (6)

D.   RELATED-PARTY TRANSACTIONS

     In July 1992, the Company issued to its sole director, in lieu of cash fees, a total of 10,000 shares of its common stock valued at $1,500.

E.   SUBSEQUENT EVENTS

     During September 1994, the Company issued 100,000 shares of its common stock to a Company director. In addition, the Company issued 1,100,000 shares of its common stock in the form of a stock dividend to its shareholders.

     On October 3, 1994, the Company and MSU Public Limited Company ("MSU"), a private United Kingdom company, engaged in the design and development of computer chips and chipsets for use by manufacturers of computer products, entered into an agreement whereby the MSU shareholders exchanged their MSU shares for Company shares on the basis of 3.21354 shares for each share of MSU which resulted in MSU becoming a wholly owned subsidiary of the Company and the MSU shareholders owning approximately 74% of the outstanding common stock of the Company.

     The transaction with MSU was treated as a reverse acquisition for financial reporting purposes, as if MSU recapitalized its common stock and then issued 3,300,000 shares of common stock (representing the then outstanding shares of the Company) for costs of approximately $21,000, representing the capital deficiency of the Company. Subsequent to the transaction, historical financial results of the Company will represent the operations of MSU for financial reporting purposes.





                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

For each of the three months ended September 30, 1994 and 1993, the Company received no interest income.

For the three months ended September 30, 1994 and 1993, the Company incurred expenses, consisting of legal, accounting and administrative of $5,625 and $653, respectively.


LIQUIDITY

Cash balances of the Company remained at $-0- at June 30, 1994 and at September 30, 1994.

The continuing losses have caused a net share capital deficiency. Certain of the Company's shareholders have agreed to continue funding the Company's acquisition efforts.

The working capital of the Company will be insufficient to enable the Company to effect an acquisition or enter into any other business endeavor unless sufficient capital is raised or the acquisition is made by the issuance of securities of the Company.


TRANSACTION WITH MSU

On October 3, 1994, the Company and MSU Public Limited Company ("MSU"), a private United Kingdom company, engaged in the design and development of computer chips and chipsets for use by manufacturers of computer products, entered into an agreement whereby the MSU shareholders exchanged their MSU shares for Company shares on the basis of 3.21354 shares of each share of MSU which resulted in MSU becoming a wholly owned subsidiary of the Company and the MSU shareholders owning approximately 74% of the outstanding common stock of the Company.

The transaction with MSU was treated as a reverse acquisition for financial reporting purposes, as if MSU recapitalized its common stock and then issued 3,300,000 shares of common stock (representing the then outstanding shares of the Company). Subsequent to the transaction, historical financial results of the Company will represent the operations of MSU for financial reporting purposes.

FINANCIAL CONDITION AT AND RESULTS OF OPERATIONS FOR FISCAL 1996

This amended quarterly report on Form 10-Q was filed with the Securities and Exchange Commission on November 29, 1996 and, accordingly, should be read in conjunction with the annual report of MSU Corporation (formerly Capital Acquisition Company) and Subsidiaries on Form 10-K for the fiscal year ended June 30, 1996.





                                      (8)

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         27.1  Financial Data Schedule.





                                      (9)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MSU CORPORATION
                                 (FORMERLY CAPITAL ACQUISITION COMPANY)
                                 (Registrant)


Date: November 27, 1996             /s/ Keith Hall
     ------------------             -----------------------------------
                                     KEITH HALL, President
                                     (Principal Financial and Accounting
                                     Officer)





                                      (10)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

  27.1     -     Financial Data Schedule