Form 10-Q/A
period 1994-12-31
MSU CORP
filed 1996-11-29
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission File Number: 33-28622-A


             MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           FLORIDA                                          22-274288
-------------------------------                   ------------------------------
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

                                FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  3

    Item 1.  Condensed Consolidated Financial Statements  . . . . . . . . . .  3

             Condensed Consolidated Balance Sheets as of
                 December 31, 1994 and June 30, 1994  . . . . . . . . . . . .  3

             Condensed Consolidated Statements of Operations for the
                 three and six months ended December 31, 1994 and for
                 the three and six months ended December 31, 1993   . . . . .  4

             Condensed Consolidated Statements of Cash Flows for
                 the six months ended December 31, 1994 and 1993  . . . . . .  5

             Notes to Condensed Consolidated Financial Statements . . . . . .  6

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . . . .  7

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  9

    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  9

    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  9

    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  9

    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  9

    Item 6.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . .  9





                                      (2)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(UNAUDITED)
                                     ASSETS

                                                                       December 31,      June 30,
                                                                           1994            1994
                                                                       ------------    ------------
 CURRENT ASSETS
     Cash and cash equivalents                                         $    215,611    $     10,146
     Accounts receivable                                                    420,977          63,122
     Inventory                                                                 --            10,010
     Prepaid expenses and other                                             132,358          59,373
                                                                       ------------    ------------


                                                TOTAL CURRENT ASSETS        768,946         142,651
 EQUIPMENT, net of accumulated depreciation of
     $41,580 and $29,990 at December 31, 1994 and
     June 30, 1994, respectively                                             48,029          54,034
                                                                       ------------    ------------

                                                        TOTAL ASSETS   $    816,975    $    196,685
                                                                       ============    ============


                                               LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES
      Shareholder advance payable                                      $  1,400,000    $  1,400,000
      Short-term borrowings                                                 678,286         111,953
      Accounts payable                                                      470,863         314,741
      Related-party payable                                                  38,326            --
      Accrued liabilities                                                   257,209         156,891
                                                                       ------------    ------------

                                           TOTAL CURRENT LIABILITIES      2,844,684       1,983,585

 COMMITMENTS AND CONTINGENCIES


 SHAREHOLDERS' DEFICIT
      Common stock, $0.01 par value; 50,000,000 shares authorized;
      12,722,222 and 10,196,380 shares issued and outstanding at
      December 31, 1994 and June 30, 1994, respectively                     127,777         101,964
      Additional paid-in capital                                            819,956         805,492
      Cumulative translation adjustments                                    137,493          56,261
      Accumulated deficit                                                (3,112,380)     (2,750,617)
                                                                       ------------    ------------

                                         TOTAL SHAREHOLDERS' DEFICIT     (2,027,709)     (1,786,900)
                                                                       ------------    ------------


                                               TOTAL LIABILITIES AND
                                               SHAREHOLDERS' DEFICIT   $    816,975    $    196,685
                                                                       ============    ============





           See notes to condensed consolidated financial statements.

                                       (3)

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(UNAUDITED)


                                                                                       SIX
                                    THREE MONTHS    THREE MONTHS    SIX MONTHS         MONTHS
                                       ENDED           ENDED           ENDED           ENDED
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                        1994            1993            1994            1993
                                    ------------    ------------    ------------    ------------
 REVENUES                           $    658,356    $    275,540    $    827,994    $    337,450

 EXPENSES
     Cost of revenues                    175,550          53,010         217,210         102,686
     Selling, general and
         administrative and other        156,289          88,482         299,995         118,885
     Research and development            357,370         568,146         673,178       1,089,692
                                    ------------    ------------    ------------    ------------

                   TOTAL EXPENSES        689,209         709,638       1,190,383       1,311,263
                                    ============    ============    ============    ============

                   OPERATING LOSS        (30,853)       (434,098)       (362,389)       (973,813)

 NONOPERATING INCOME
     Interest income                         626             728             626             728
                                    ------------    ------------    ------------    ------------

                         NET LOSS   $    (30,227)   $   (433,370)   $   (361,763)   $   (973,085)
                                    ============    ============    ============    ============

 LOSS PER COMMON SHARE              $       0.00    $      (0.12)   $      (0.03)   $      (0.28)
                                    ============    ============    ============    ============


 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            12,722,000       3,525,000      12,297,000       3,525,000
                                    ============    ============    ============    ============





           See notes to condensed consolidated financial statements.

                                      (4)

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(UNAUDITED)


                                                     SIX MONTHS      SIX MONTHS
                                                       ENDED           ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        1994            1993
                                                    ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                       $   (361,763)   $   (973,085)
     Adjustments to reconcile net loss to net
         cash used in operating activities              (120,323)        162,214
                                                    ------------    ------------

                                 NET CASH USED IN
                             OPERATING ACTIVITIES       (482,086)       (810,871)


 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions of equipment, net                       (4,524)        (39,557)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings, net                       568,500         893,500
     Issuance of common stock                             39,722            --
                                                    ------------    ------------

                                NET CASH PROVIDED
                          BY FINANCING ACTIVITIES        608,222         893,500

 EFFECT OF EXCHANGE RATE CHANGES                          83,853         (50,660)
                                                    ------------    ------------

                  NET INCREASE (DECREASE) IN CASH        205,465          (7,588)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         10,146          54,061
                                                    ------------    ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    215,611    $     46,473
                                                    ============    ============





           See notes to condensed consolidated financial statements.

                                      (5)

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and Subsidiaries at December 31, 1994, the results of its operations for the three and six month periods ended December 31, 1994 and 1993, and its cash flows for the six month periods ended December 31, 1994 and 1993.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994. This amended quarterly report on Form 10-Q was filed with the Securities and Exchange Commission on November 29, 1996 and, accordingly, should also be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the period ended December 31, 1994 are not necessarily indicative of the operating results for the fiscal year ended June 30, 1995.


NOTE  2 -  SHAREHOLDERS' EQUITY

           During the six months ended December 31, 1994, shareholders' deficit increased approximately $241,000. Net loss for the period was $361,763. The cumulative translation adjustment increased by approximately $81,000. The Company issued 2,525,842 shares of its common stock for aggregate net proceeds of approximately $40,000 cash.


NOTE  3 -  LOSS PER COMMON SHARE

           Loss per common share is computed based upon the weighted average number of shares outstanding during the period.


NOTE  4 -  RELATED-PARTY TRANSACTIONS

           Approximately $30,000 of related-party payable was paid during the period.





                                      (6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW OF BUSINESS OPERATIONS AND SIGNIFICANT RISKS

On October 3, 1994, MSU Corporation, formerly Capital Acquisition Company, acquired the outstanding capital stock of MSU Plc., a private company based in the United Kingdom, which owns all of the capital stock of MSU (UK) Limited (MSU PLC and MSU (UK) Limited together referred to as 'MSU') through the issuance of 9,422,222 shares of its common stock. This transaction has been accounted for as a recapitalization of MSU, with MSU as the acquirer (a reverse acquisition) and, accordingly, the historical consolidated financial statements through the date of the transaction are those of MSU. Shareholders' equity reflects the equivalent number of common shares received in the recapitalization and all references in the financial statements with regard to number of shares of common stock have been restated to give retroactive effect to the transaction.

The Company operates primarily through MSU (UK) Limited, which is engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

The consolidated financial statements include the accounts of MSU Corporation, MSU Plc. and MSU (UK) Limited (collectively the "Company"). All significant intercompany accounts have been eliminated in the consolidated financial statements.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At December 31, 1994, there was an accumulated deficit of approximately $3,112,000. Additionally, the Company has had recurring negative cash flows from operations. These factors raise substantial doubt about the Company's ability to achieve profitability and/or to continue as a going concern.


RESULTS OF OPERATIONS

REVENUES

The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the three month periods ended December 31, 1994 and 1993 were approximately $658,000 and $276,000, respectively, and revenues during the six month periods ended December 31, 1994 and 1993 were approximately $828,000 and $337,000, respectively. These revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee and, in the periods ended on December 31, 1994, from chip sales in connection with product development. Typically, the Company's development arrangements also provide for royalty and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, none of these arrangements have resulted in royalty or license fee revenue to the Company. The Company could be materially adversely affected if its customers fail to manufacture, market and sell products developed in conjunction with the Company.

During the quarter ended December 31, 1994, the Company's revenues were concentrated in a small number of customers. The loss of any one customer could have a material adverse effect on the Company's business.

The Company's revenues for the three and six month periods ended December 31, 1994 increased approximately 139% and 145%, respectively, compared to the same periods during 1993. These increases were largely attributable to chip sales (in connection with product development) in the periods ended December 31, 1994.

COST OF REVENUES

Cost of revenues for the three month periods ended December 31, 1994 and 1993 were approximately $176,000 and $53,000, respectively, and for the six-month periods ended December 31, 1994 and 1993 were approximately $217,000 and $103,000, respectively. As a percentage of revenues, cost of revenues were approximately 27% and 19% in the three month periods ended December 31, 1994 and 1993, respectively, and were approximately 26% and 31% in the six month





                                      (7)
periods ended December 31, 1994 and 1993, respectively. The cost of revenues fluctuations are due to variations in gross margins as between chip sales, support services and development services.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products and specific research and development performed pursuant to development arrangements with third parties. For the three month periods ended December 31, 1994 and 1993, research and development expenses were approximately $357,000 and $568,000, respectively, and for the six month periods ended December 31, 1994 and 1993, research and development expenses were approximately $673,000 and $1,090,000, respectively. As a percentage of revenues, research and development expenses were approximately 54% and 206% in the three month periods ended December 31, 1994 and 1993, respectively, and approximately 81% and 323% in the six month periods ended December 31, 1994 and 1993, respectively. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

Selling, general and administrative and other expenses were approximately $156,000 and $88,000 for the three month periods ended December 31, 1994 and 1993, respectively, and approximately $300,000 and $119,000 for the six month periods ended December 31, 1994 and 1993, respectively. Selling, general and administrative and other expenses principally consist of advertising and promotional costs, which are charged to operations as incurred; telephone, rent and occupancy costs; professional fees; interest; and depreciation. This category of expenses was approximately 77% higher in the three month period ended December 31, 1994 and approximately 152% higher in the six month period ended December 31, 1994 than in the comparable periods ended in 1993 because of costs associated with the recapitalization of MSU Corporation by MSU Plc.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations almost exclusively through private sales of equity securities. For the six month period ended December 31, 1994, cash used in operating activities of approximately $482,000 was primarily attributable to the Company's net loss for the period. Cash used in investing activities of approximately $5,000 during such period related primarily to acquisition of electronics equipment. Cash flows from financing activities of approximately $608,000 during such period were primarily attributable to aggregate net proceeds of approximately $40,000 from private sales of common stock and net borrowings of approximately $569,000.

At December 31, 1994, the Company's principal source of liquidity was approximately $216,000 in cash.

The Company believes that cash on hand and cash flows expected to be generated by operations will be insufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of fiscal 1995. To satisfy the balance of its liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional bank credit, to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

FINANCIAL CONDITION AT AND RESULTS OF OPERATIONS FOR 1996

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

                 27.2 Financial Data Schedule.





                                       (9)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MSU CORPORATION
                                      (Registrant)


Date: November 27, 1996               /s/ Keith Hall
     ------------------               -----------------------------------
                                      KEITH HALL, President
                                      (Principal Financial and Accounting
                                      Officer)





                                      (10)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27.2        Financial Data Schedule
