Form 10-Q/A
period 1995-03-31
MSU CORP
filed 1996-11-29
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission File Number: 33-28622-A


             MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         FLORIDA                                            22-274288
----------------------------                      ------------------------------
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

                                FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  3

    Item 1.  Condensed Consolidated Financial Statements  . . . . . . . . . .  3

             Condensed Consolidated Balance Sheets as of
                 March 31, 1995 and June 30, 1994 . . . . . . . . . . . . . .  3

             Condensed Consolidated Statements of Operations for
                 the three and nine months ended March 31, 1995
                 and the three and nine months ended March 31, 1994 . . . . .  4

             Condensed Consolidated Statements of Cash Flows for the
                 nine months ended March 31, 1995 and 1994  . . . . . . . . .  5

             Notes to Condensed Consolidated Financial Statements . . . . . .  6

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . . . .  7

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  10

    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  10

    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  10

    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  10

    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  10

    Item 6.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . .  10





                                      (2)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(UNAUDITED)

                                     ASSETS

                                                                        March 31, 1995     June 30, 1994
                                                                        --------------    --------------
 CURRENT ASSETS
     Cash and cash equivalents                                          $      140,546    $       10,146
     Accounts receivable                                                       324,605            63,122
     Inventory                                                                    --              10,010
     Prepaid expenses and other                                                282,437            59,373
                                                                        --------------    --------------

                                                 TOTAL CURRENT ASSETS          747,588           142,651


 EQUIPMENT, net of accumulated depreciation of $48,066 and $29,990
     at March 31, 1995 and June 30, 1994, respectively                          46,053            54,034
                                                                        --------------    --------------

                                                         TOTAL ASSETS   $      793,641    $      196,685
                                                                        ==============    ==============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
 CURRENT LIABILITIES
      Shareholder advance payable                                       $    1,400,000    $    1,400,000
      Short-term borrowings                                                    735,568           111,953
      Accounts payable                                                         555,691           314,741
      Related-party payable                                                     36,925              --
      Accrued liabilities                                                      258,862           156,891
                                                                        --------------    --------------


                                            TOTAL CURRENT LIABILITIES        2,987,046         1,983,585

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
      Common stock, $0.01 par value; 50,000,000 shares authorized;
          12,722,222 and 10,196,380 shares issued and outstanding at
          March 31, 1995 and June 30, 1994, respectively                       127,222           101,964
      Additional paid-in capital                                               819,956           805,492
      Cumulative translation adjustments                                       204,730            56,261
      Accumulated deficit                                                   (3,345,313)       (2,750,617)
                                                                        --------------    --------------

                                          TOTAL SHAREHOLDERS' DEFICIT       (2,193,405)       (1,786,900)
                                                                        --------------    --------------

                                                TOTAL LIABILITIES AND
                                                SHAREHOLDERS' DEFICIT   $      793,641    $      196,685
                                                                        ==============    ==============





           See notes to condensed consolidated financial statements.

                                      (3)

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(UNAUDITED)




                                        THREE           THREE            NINE            NINE
                                        MONTHS          MONTHS          MONTHS          MONTHS
                                        ENDED           ENDED           ENDED           ENDED
                                       MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                         1995            1994            1995            1994
                                     ------------    ------------    ------------    ------------
 REVENUES                            $    329,513    $    267,323    $  1,157,508    $    604,773

 EXPENSES
     Cost of revenues                     130,604           3,480         347,813         106,166
     Selling, general and
         administrative and other         108,050          71,198         408,047         190,083
     Research and development             323,792         267,851         996,970       1,357,543
                                     ------------    ------------    ------------    ------------

                    TOTAL EXPENSES        562,446         342,529       1,752,830       1,653,792
                                     ------------    ------------    ------------    ------------


                    OPERATING LOSS       (232,933)        (75,206)       (595,322)     (1,049,019)

 NONOPERATING INCOME
     Interest income                         --                81             626             809
                                     ------------    ------------    ------------    ------------


                          NET LOSS   $   (232,933)   $    (75,125)   $   (594,696)   $ (1,048,210)
                                     ============    ============    ============    ============

 LOSS PER COMMON SHARE               $      (0.02)   $      (0.02)   $      (0.05)   $      (0.28)
                                     ============    ============    ============    ============



 WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
                                       12,722,000       3,525,000      12,436,000       3,525,000
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


                                                         NINE            NINE
                                                        MONTHS          MONTHS
                                                        ENDED           ENDED
                                                       MARCH 31,       MARCH 31,
                                                         1995            1994
                                                     ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                        $   (594,696)   $ (1,048,210)
     Adjustments to reconcile net loss to net
         cash used in operating activities                (88,196)        251,895
                                                     ------------    ------------


                                  NET CASH USED IN
                              OPERATING ACTIVITIES       (682,892)       (796,315)


 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions of equipment, net                        (6,939)        (39,664)


 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings, net                        607,642         893,500
     Issuance of common stock                              39,722            --
                                                     ------------    ------------


                                 NET CASH PROVIDED
                           BY FINANCING ACTIVITIES        647,364         893,500


 EFFECT OF EXCHANGE RATE CHANGES                          172,867         (50,852)
                                                     ------------    ------------


                              NET INCREASE IN CASH        130,400           6,669

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          10,146          54,061
                                                     ------------    ------------


 CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    140,546    $     60,730
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

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and Subsidiaries at March 31, 1995, the results of its operations for the three and nine month periods ended March 31, 1995 and 1994, and its cash flows for the nine month periods ended March 31, 1995 and 1994.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994. This quarterly report on Form 10-Q was filed with the Securities and Exchange Commission on November 29, 1996 and, accordingly, should also be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the fiscal year ended June 30, 1995.


NOTE  2 -  SHAREHOLDERS' EQUITY

           During the nine months ended March 31, 1995, shareholders' deficit increased approximately $407,000. Net loss for the period was $594,696. The cumulative translation adjustment increased by approximately $148,000. The Company issued 2,525,842 shares of its common stock for aggregate net proceeds of approximately $40,000 cash.


NOTE  3 -  LOSS PER COMMON SHARE

           Loss per common share is computed based upon the weighted average number of shares outstanding during the period.


NOTE  4 -  RELATED-PARTY TRANSACTIONS

           Approximately $31,000 of related-party payable was paid during the period.





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

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At March 31, 1995, there was an accumulated deficit of approximately $3,345,000. Additionally, the Company has had recurring negative cash flows from operations. These factors raise substantial doubt about the Company's ability to achieve profitability and/or to continue as a going concern.


RESULTS OF OPERATIONS

REVENUES

The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the three month periods ended March 31, 1995 and 1994 were approximately $330,000 and $267,000, respectively, and revenues during the nine month periods ended March 31, 1995 and 1994 were approximately $1,158,000 and $605,000, respectively. These revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee and, in the periods ended on March 31, 1995, from chip sales in connection with product development. Typically, the Company's development arrangements also provide for royalty and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, none of these arrangements have resulted in royalty or license fee revenue to the Company. The Company could be materially adversely affected if its customers fail to manufacture, market and sell products developed in conjunction with the Company.

During the quarter ended March 31, 1995, the Company's revenues were concentrated in a small number of customers. The loss of any one customer could have a material adverse effect on the Company's business.

The Company's revenues for the three and nine month periods ended March 31, 1995 increased approximately





                                      (7)

23% and 91%, respectively, compared to the same periods in 1994. These increases were largely attributable to chip sales (in connection with product development) in the periods ended March 31, 1995.

COST OF REVENUES

Cost of revenues for the three month periods ended March 31, 1995 and 1994 were approximately $131,000 and $3,000, respectively, and for the nine month periods ended March 31, 1995 and 1994 were approximately $348,000 and $106,000, respectively. As a percentage of revenues, cost of revenues were approximately 40% and 1% in the three month periods ended March 31, 1995 and 1994, respectively, and were approximately 30% and 18% in the nine month periods ended March 31, 1995 and 1994, respectively. The cost of revenues fluctuations are due to variations in gross margins as between chip sales, support services and development services.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products, and specific research and development performed pursuant to development arrangements with third parties. For the three month periods ended March 31, 1995 and 1994, research and development expenses were approximately $324,000 and $268,000, respectively, and for the nine month periods ended March 31, 1995 and 1994, research and development expenses were approximately $997,000 and $1,358,000, respectively. As a percentage of revenues, research and development expenses were approximately 98% and 100% in the three month periods ended March 31, 1995 and 1994, respectively, and approximately 86% and 224% in the nine month periods ended March 31, 1995 and 1994, respectively. The fluctuations from period to period reflect the varying demands for research and development, which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

Selling, general and administrative and other expenses were approximately $108,000 and $71,000 for the three month periods ended March 31, 1995 and 1994, respectively, and approximately $408,000 and $190,000 for the nine month periods ended March 31, 1995 and 1994, respectively. Selling, general and administrative and other expenses principally consist of advertising and promotional costs, which are charged to operations as incurred; telephone, rent and occupancy costs; professional fees; interest; and depreciation. This category of expenses was approximately 52% higher in the three month period ended March 31, 1995 and approximately 115% higher in the nine month period ended March 31, 1995 compared to the same periods ended in 1994 because of costs associated with the recapitalization of MSU Corporation by MSU Plc.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations almost exclusively through private sales of equity securities. For the nine month period ended March 31, 1995, cash used in operating activities of approximately $683,000 was primarily attributable to the Company's net loss for the period. Cash used in investing activities of approximately $7,000 during such period related primarily to acquisition of electronics equipment. Cash flows from financing activities of approximately $647,000 during such period were primarily attributable to aggregate net proceeds of approximately $40,000 from private sales of common stock and net borrowings of approximately $608,000.

At March 31, 1995, the Company's principal source of liquidity was approximately $140,000 in cash.





                                      (8)

The Company believes that cash on hand and cash flows expected to be generated by operations will be insufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of fiscal 1995. To satisfy the balance of its liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional bank credit to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

FINANCIAL CONDITION AT AND RESULTS OF OPERATIONS FOR 1996

This amended quarterly report on Form 10-Q was filed with the Securities and Exchange Commission on November 29, 1996 and, accordingly, should be read in conjunction with the annual report of MSU Corporation (formerly Capital Acquisition Company) and Subsidiaries on Form 10-K for the fiscal year ended June 30, 1996.





                                      (9)

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

                 27.3 Financial Data Schedule.





                                      (10)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MSU CORPORATION
                                      (Registrant)


Date: November 27, 1996               /s/ Keith Hall
     ------------------               -------------------------------------
                                         KEITH HALL, President
                                         (Principal Financial and Accounting
                                         Officer)





                                      (11)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27.3        Financial Data Schedule
