Form 10-Q
period 1995-09-30
MSU CORP
filed 1996-11-29
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

             Condensed Consolidated Balance Sheets as of
                 September 30, 1995 and  June 30, 1995  . . . . . . . . . . .  3

             Condensed Consolidated Statements of Operations for the
                 three months ended September 30, 1995 and and 1994 . . . . .  4

             Condensed Consolidated Statements of Cash Flows for the
                 three months ended September 30, 1995 and 1994 . . . . . . .  5

             Notes to Condensed Consolidated Financial Statements . . . . . .  6

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . . . .  7

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  9

    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  9

    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  9

    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  9

    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  9

    Item 6.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . .  9





                                      (2)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(UNAUDITED)

                                     ASSETS

                                                                          September 30,     June 30,
                                                                              1995            1995
                                                                          ------------    ------------
 CURRENT ASSETS
     Cash and cash equivalents                                            $        185    $    227,818
     Accounts receivable                                                        49,460          49,441
     Prepaid expenses and other                                                446,974          44,167
                                                                          ------------    ------------

                                                   TOTAL CURRENT ASSETS        496,619         321,426


 EQUIPMENT, net of accumulated depreciation of $57,863 and
     $52,227 at September 30, 1995 and  June 30, 1995, respectively             37,574          41,306
                                                                          ------------    ------------

                                                           TOTAL ASSETS   $    534,193    $    362,732
                                                                          ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES

      Shareholder advance payable                                         $  1,400,000    $  1,400,000
      Short-term borrowings                                                    345,173         878,513
      Accounts payable                                                         441,242         371,160
      Accrued and other liabilities                                            445,255         333,318
                                                                          ------------    ------------


                                              TOTAL CURRENT LIABILITIES      2,631,670       2,982,991

 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' DEFICIT
      Common stock, $0.01 par value; 50,000,000 shares authorized;
          13,884,722 and 12,934,722 shares issued and outstanding at
          September 30, 1995 and June 30, 1995, respectively                   138,847         129,347
      Additional paid-in capital                                             1,917,081       1,074,081
      Stock subscriptions receivable                                          (212,500)       (225,000)
      Cumulative translation adjustments                                        47,629          30,349
      Accumulated deficit                                                   (3,988,534)     (3,629,036)
                                                                          ------------    ------------


                                            TOTAL SHAREHOLDERS' DEFICIT     (2,097,477)     (2,620,259)
                                                                          ------------    ------------
                                                  TOTAL LIABILITIES AND
                                                  SHAREHOLDERS' DEFICIT   $    534,193    $    362,732
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



                                                          THREE           THREE
                                                          MONTHS          MONTHS
                                                          ENDED           ENDED
                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                           1995            1994
                                                       ------------    ------------
 REVENUES                                              $     74,980    $    169,639

 EXPENSES
     Cost of revenues                                        42,064          41,660
     Selling, general and administrative and other           83,344         143,706
     Research and development                               309,070         315,809
                                                       ------------    ------------

                                      TOTAL EXPENSES        434,478         501,175
                                                       ------------    ------------


                                      OPERATING LOSS       (359,498)       (331,536)


 NONOPERATING INCOME                                           --              --
                                                       ------------    ------------


                                            NET LOSS   $   (359,498)   $   (331,536)
                                                       ============    ============

 LOSS PER COMMON SHARE                                 $      (0.03)   $      (0.03)
                                                       ============    ============



 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                               13,565,000      11,871,000
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


                                                       THREE MONTHS    THREE MONTHS
                                                          ENDED           ENDED
                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                           1995            1994
                                                       ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                          $   (359,498)   $   (331,536)
     Adjustments to reconcile net loss to net
         cash used in operating activities                 (207,171)        196,056
                                                       ------------    ------------

                                    NET CASH USED IN
                                OPERATING ACTIVITIES       (566,669)       (235,480)


 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions of equipment, net                          (2,463)         (4,413)


 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (repayments of) borrowings, net         (521,134)        266,748
     Issuance of common stock                               865,000          39,722
                                                       ------------    ------------

                                   NET CASH PROVIDED
                             BY FINANCING ACTIVITIES        343,866         306,470


 EFFECT OF EXCHANGE RATE CHANGES                             (2,367)            659
                                                       ------------    ------------

                     NET INCREASE (DECREASE) IN CASH       (227,633)         67,236

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       227,818          10,146
                                                       ------------    ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD            $        185    $     77,382
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

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and Subsidiaries at September 30, 1995 and the results of its operations and cash flows for the three month periods ended September 30, 1995 and 1994.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995. This quarterly report on Form 10-Q was filed with the Securities and Exchange Commission on November 29, 1996 and, accordingly, should also be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the fiscal year ended June 30, 1996.


NOTE  2 -  SHAREHOLDERS' EQUITY

           During the three months ended September 30, 1995, shareholders' deficit decreased approximately $523,000. Net loss for the period was $359,498. The cumulative translation adjustment increased by approximately $17,000. During the quarter ended September 30, 1995, the Company issued 950,000 shares of its common stock for three noninterest-bearing promissory notes in the aggregate principal amount of $1,297,500 due December 31, 1995. During such quarter, $640,000 was collected on the notes. As of September 30, 1995, $212,500, relating to the notes, was recorded as a stock subscription receivable, which $212,500 was subsequently collected. The $445,000 balance due on the notes was not collected as of the date this Form 10-Q was filed and was charged to additional paid in capital. The Company also collected $225,000 of stock subscriptions that were receivable as of June 30, 1995.


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

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At September 30, 1995, there was an accumulated deficit of approximately $3,989,000. Additionally, the Company has had recurring negative cash flows from operations. These factors raise substantial doubt about the Company's ability to achieve profitability and/or to continue as a going concern.



RESULTS OF OPERATIONS

REVENUES

The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the three month periods ended September 30, 1995 and 1994 were approximately $75,000 and $170,000, respectively. These revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee. Typically, the Company's development arrangements also provide for royalty and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, none of these arrangements have resulted in royalty or license fee revenue to the Company. The Company could be materially adversely affected if its customers fail to manufacture, market and sell products developed in conjunction with the Company.

During the quarter ended September 30, 1995, the Company's revenues were concentrated in a small number of customers. The loss of any one customer could have a material adverse effect on the Company's business.

The Company's revenues for the three month period ended September 30, 1995 decreased approximately 56% compared to the same period in 1994. This decrease was largely attributable to a decrease in fees from development arrangements.

COST OF REVENUES

Cost of revenues for the three month periods ended September 30, 1995 and 1994 were approximately $42,000 and $42,000, respectively. As a percentage of revenues, cost of revenues were approximately 56% and 25% in the three month periods ended September 30, 1995 and 1994, respectively. The cost of revenues fluctuations are due to variations in gross margins as between support services and development services.





                                      (7)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products and specific research and development performed pursuant to development arrangements with third parties. For the three month periods ended September 30, 1995 and 1994, research and development expenses were approximately $309,000 and $316,000, respectively. As a percentage of revenues, research and development expenses were approximately 410% and 186% in the three month periods ended September 30, 1995 and 1994, respectively. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

Selling, general and administrative and other expenses were approximately $83,000 and $144,000 for the three month periods ended September 30, 1995 and 1994, respectively. Selling, general and administrative and other expenses principally consist of advertising and promotional costs, which are charged to operations as incurred; telephone, rent and occupancy costs; professional fees; interest; and depreciation. This category of expenses was approximately 42% lower in the three-month period ended September 30, 1995 compared to the same period ended in 1994 because of costs associated with the recapitalization of MSU Plc. by MSU (UK) Limited.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations almost exclusively through private sales of equity securities. For the three month period ended September 30, 1995, cash used in operating activities of approximately $567,000 was primarily attributable to the Company's net loss for the period. Cash used in investing activities of approximately $2,400 during such period related primarily to acquisition of electronics equipment. Cash flows from financing activities of $344,000 during such period were primarily attributable to aggregate net proceeds of $865,000 from private sales of common stock offset by net repayments of borrowings of approximately $521,000.

At September 30, 1995, the Company's principal source of liquidity was approximately $50,000 in cash and accounts receivable.

The Company believes that cash on hand and cash flows expected to be generated by operations will be insufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of fiscal 1996. To satisfy the balance of its liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional bank credit, to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

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


                                      MSU CORPORATION
                                      (Registrant)


Date: November 27, 1996                      /s/ Keith Hall
     ------------------                 ------------------------------------
                                         KEITH HALL, President
                                         (Principal Financial and Accounting
                                         Officer)





                                      (10)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27.1        Financial Data Schedule
