Form 10-Q
period 1995-12-31
MSU CORP
filed 1996-11-29
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                                FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  3

    Item 1.  Condensed Consolidated Financial Statements  . . . . . . . . . .  3

             Condensed Consolidated Balance Sheets as of
                 December 31, 1995 and June 30, 1995  . . . . . . . . . . . .  3

             Condensed Consolidated Statements of Operations for the
                 three and six months ended December 31, 1995 and
                 the three and six months ended December 31, 1994 . . . . . .  4

             Condensed Consolidated Statements of Cash Flows for
                 the six months ended December 31, 1995 and 1994  . . . . . .  5

             Notes to Condensed Consolidated Financial Statements . . . . . .  6

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . . . .  7

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  10

    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  10

    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  10

    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  10

    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  10

    Item 6.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . .  10





                                      (2)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(UNAUDITED)

                                     ASSETS
                                                                        December 31,      June 30,
                                                                            1995            1995
                                                                        ------------    ------------
 CURRENT ASSETS
     Cash and cash equivalents                                          $      2,919    $    227,818
     Accounts receivable                                                      49,512          49,441
     Prepaid expenses and other                                               26,221          44,167
                                                                        ------------    ------------

                                                TOTAL CURRENT ASSETS          78,652         321,426


 EQUIPMENT, net of accumulated depreciation of $63,145 and $52,227
    at December 31, 1995 and  June 30, 1995, respectively                     34,720          41,306
                                                                        ------------    ------------

                                                        TOTAL ASSETS    $    113,372    $    362,732
                                                                        ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES

      Shareholder advance payable                                       $  1,400,000    $  1,400,000
      Short-term borrowings                                                  194,285         878,513
      Accounts payable                                                       414,258         371,160
      Related-party payable                                                    7,975          13,445
      Accrued liabilities                                                    519,216         319,873
                                                                        ------------    ------------


                                            TOTAL CURRENT LIABILITIES      2,535,734       2,982,991

 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' DEFICIT
      Common stock, $0.01 par value; 50,000,000 shares authorized;
          13,884,722 and 12,934,722 shares issued and outstanding at
          December 31, 1995 and June 30, 1995, respectively                  138,847         129,347

      Additional paid-in capital                                           1,917,081       1,074,081
      Stock subscriptions receivable                                        (212,500)       (225,000)
      Cumulative translation adjustments                                     107,194          30,349
      Accumulated deficit                                                 (4,372,984)     (3,629,036)
                                                                        ------------    ------------


                                          TOTAL SHAREHOLDERS' DEFICIT     (2,422,362)     (2,620,259)
                                                                        ------------    ------------
                                                TOTAL LIABILITIES AND
                                                SHAREHOLDERS' DEFICIT   $    113,372    $    362,732
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


                                        THREE           THREE            SIX              SIX
                                        MONTHS          MONTHS          MONTHS           MONTHS
                                        ENDED           ENDED           ENDED            ENDED
                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                         1995            1994            1995            1994
                                     ------------    ------------    ------------    ------------
 REVENUES                            $     12,483    $    658,356    $     87,463    $    827,994

 EXPENSES
     Cost of revenues                      12,483         175,550          54,547         217,210
     Selling, general and
         administrative and other          92,988         156,289         176,332         299,995
     Research and development             294,233         357,370         603,303         673,178
                                     ------------    ------------    ------------    ------------

                    TOTAL EXPENSES        399,704         689,209         834,182       1,190,383
                                     ------------    ------------    ------------    ------------


                    OPERATING LOSS       (387,221)        (30,853)       (746,719)       (362,389)

 NONOPERATING INCOME
     Interest income                        2,771             626           2,771             626
                                     ------------    ------------    ------------    ------------


                          NET LOSS   $   (384,450)   $    (30,227)   $   (743,948)   $   (361,763)
                                     ============    ============    ============    ============

 LOSS PER COMMON SHARE               $      (0.03)   $       0.00    $      (0.05)   $      (0.03)
                                     ============    ============    ============    ============



 WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
                                       13,885,000      12,722,000      13,725,000      12,297,000
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


                                                      SIX MONTHS       SIX MONTHS
                                                         ENDED            ENDED
                                                      DECEMBER 31,    DECEMBER 31,
                                                          1995            1994
                                                      ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                         $   (743,948)   $   (361,763)
     Adjustments to reconcile net loss to net
         cash used in operating activities                 284,568        (120,323)
                                                      ------------    ------------


                                   NET CASH USED IN
                               OPERATING ACTIVITIES       (459,380)       (482,086)


 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions of equipment, net                         (6,732)         (4,524)


 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (repayments of) borrowings, net        (666,400)        568,500
     Issuance of common stock                              865,000          39,722
                                                      ------------    ------------


                                  NET CASH PROVIDED
                            BY FINANCING ACTIVITIES        198,600         608,222


 EFFECT OF EXCHANGE RATE CHANGES                            42,613          83,853
                                                      ------------    ------------


                    NET INCREASE (DECREASE) IN CASH       (224,899)        205,465

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          227,818          10,146
                                                      ------------    ------------


 CASH AND CASH EQUIVALENTS AT END OF PERIOD           $      2,919    $    215,611
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

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and Subsidiaries at December 31, 1995, the results of its operations for the three and six month periods ended December 31, 1995 and 1994, and its cash flows for the six month periods ended December 31, 1995 and 1994.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995. This quarterly report on Form 10-Q was filed with the Securities and Exchange Commission on November 29, 1996 and, accordingly, should also be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the fiscal year ended June 30, 1996.


NOTE  2 -  SHAREHOLDERS' EQUITY

           During the six months ended December 31, 1995, shareholders' deficit decreased approximately $198,000. Net loss for the period was $743,948. The cumulative translation adjustment increased by approximately $77,000. During the six months ended December 31, 1995, the Company issued 950,000 shares of its common stock for three noninterest-bearing promissory notes in the aggregate principal amount of $1,297,500 due December 31, 1995. During such period, $640,000 was collected on the notes. As of December 31, 1995, $212,500, relating to the notes, was recorded as a stock subscription receivable, which $212,500 was subsequently collected. The $445,000 balance due on the notes was not collected as of the date this Form 10-Q was filed and was charged to additional paid in capital. The Company also collected $225,000 of the stock subscriptions that were receivable as of June 30, 1995.


NOTE  3 -  LOSS PER COMMON SHARE

           Loss per common share is computed based upon the weighted average number of shares outstanding during the period.


NOTE  4 -  RELATED-PARTY TRANSACTIONS

           Approximately $5,000 of related-party payable was paid during the period.





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

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At December 31, 1995 there was an accumulated deficit of approximately $4,373,000. Additionally, the Company has had recurring negative cash flows from operations. These factors raise substantial doubt about the Company's ability to achieve profitability and/or to continue as a going concern.


RESULTS OF OPERATIONS

REVENUES

The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the three month periods ended December 31, 1995 and 1994 were approximately $12,000 and $658,000, respectively, and revenues during the six month periods ended December 31, 1995 and 1994 were approximately $87,000 and $828,000, respectively. These revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee and, in the periods ended on December 31, 1994, from chip sales in connection with product development. Typically, the Company's development arrangements also provide for royalty and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, none of these arrangements have resulted in royalty or license fee revenue to the Company. The Company could be materially adversely affected if its customers fail to manufacture, market and sell products developed in conjunction with the Company.

During the quarter ended December 31, 1995, the Company's revenues were concentrated in a small number of customers. The loss of any one customer could have a material adverse effect on the Company's business.





                                      (7)

The Company's revenues for the three and six month periods ended December 31, 1995 decreased approximately 98% and 89%, respectively, compared to the same periods in 1994. These decreases were largely attributable to a decrease in fees from development arrangements and the absence of chip sales during the periods ended on December 31, 1995.

COST OF REVENUES

Cost of revenues for the three month periods ended December 31, 1995 and 1994 were approximately $12,000 and $176,000, respectively, and for the six-month periods ended December 31, 1995 and 1994 were approximately $55,000 and $217,000, respectively. As a percentage of revenues, cost of revenues were approximately 100% and 27% in the three month periods ended December 31, 1995 and 1994, respectively, and were approximately 62% and 26% in the six month periods ended December 31, 1995 and 1994, respectively. The cost of revenues fluctuations are due to variations in gross margins as between chip sales, support services and development services.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products and specific research and development performed pursuant to development arrangements with third parties. For the three month periods ended December 31, 1995 and 1994, research and development expenses were approximately $294,000 and $357,000, respectively, and for the six month periods ended December 31, 1995 and 1994, research and development expenses were approximately $603,000 and $673,000, respectively. As a percentage of revenues, research and development expenses were approximately 2357% and 54% in the three month periods ended December 31, 1995 and 1994, respectively, and approximately 690% and 81% in the six month periods ended December 31, 1995 and 1994, respectively. The fluctuations from period to period reflect the varying demands for research and development, which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

Selling, general and administrative and other expenses were approximately $93,000 and $156,000 for the three-month periods ended December 31, 1995 and 1994, respectively, and approximately $176,000 and $300,000 for the six-month periods ended December 31, 1995 and 1994, respectively. Selling, general and administrative and other expenses principally consist of advertising and promotional costs, which are charged to operations as incurred; telephone, rent and occupancy costs; professional fees; interest; and depreciation. This category of expenses was approximately 40% lower in the three month period ended December 31, 1995 and approximately 41% lower in the six month period ended December 31, 1995 than the same periods ended in 1994 because of costs associated with the recapitalization of MSU Corporation by MSU Plc. and the recapitalization of MSU Plc. by MSU (UK) Limited.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations almost exclusively through private sales of equity securities. For the six month period ended December 31, 1995, cash used in operating activities of approximately $459,000 was primarily attributable to the Company's net loss for the period. Cash used in investing activities of approximately $7,000 during such period related primarily to acquisition of electronics equipment. Cash flows from financing activities of approximately $199,000 during such period were primarily attributable to aggregate net proceeds of approximately $865,000 from private sales of common stock offset by net repayments of borrowings of approximately $666,000.





                                      (8)

At December 31, 1995, the Company's principal source of liquidity was approximately $3,000 in cash.

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

         27.2 Financial Data Schedule





                                      (10)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MSU CORPORATION
                                      (Registrant)


Date: November 27, 1996              /s/ Keith Hall
     -------------------             ---------------------------------------
                                         KEITH HALL, President
                                         (Principal Financial and Accounting
                                         Officer)





                                      (11)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27.2        Financial Data Schedule
