Form 10-Q
period 1996-03-31
MSU CORP
filed 1996-11-29
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  3

    Item 1.  Condensed Consolidated Financial Statements  . . . . . . . . . .  3

             Condensed Consolidated Balance Sheets as of
                 March 31, 1996 and June 30, 1995 . . . . . . . . . . . . . .  3

             Condensed Consolidated Statements of Operations for the
                 three and nine months ended March 31, 1996 and
                 the three and nine months ended March 31, 1995 . . . . . . .  4

             Condensed Consolidated Statements of Cash Flows for the
                 nine months ended March 31, 1996 and 1995  . . . . . . . . .  5

             Notes to Condensed Consolidated Financial Statements . . . . . .  6

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . . . .  7

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  10

    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  10

    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  10

    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  10

    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  10

    Item 6.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . .  10





                                      (2)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                                                         March 31, 1996     June 30, 1995
                                                                        ---------------    ---------------
CURRENT ASSETS
    Cash and cash equivalents                                           $       178,418    $       227,818
    Accounts receivable                                                          58,853             49,441
    Prepaid expenses and other                                                  122,796             44,167
                                                                        ---------------    ---------------

                                              TOTAL CURRENT ASSETS              360,067            321,426

EQUIPMENT, net of accumulated depreciation of $69,143 and $52,227                33,338             41,306
    at March 31, 1996 and June 30, 1995, respectively

                                                                        ---------------    ---------------
                                                      TOTAL ASSETS      $       393,405    $       362,732
                                                                        ===============    ===============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
 CURRENT LIABILITIES

      Shareholder advance payable                                       $     1,400,000    $     1,400,000
      Short-term borrowings                                                        --              878,513
      Accounts payable                                                          247,296            371,160
      Accrued and other liabilities                                             248,494            333,318
                                                                        ---------------    ---------------


                                            TOTAL CURRENT LIABILITIES         1,895,790          2,982,991

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
      Common stock, $0.01 par value; 50,000,000 shares authorized;
          15,534,722 and 12,934,722 shares issued and outstanding at
          March 31, 1996 and June 30, 1995, respectively                        155,347            129,347
      Additional paid-in capital                                              2,984,081          1,074,081

      Stock subscriptions receivable                                               --             (225,000)
      Cumulative translation adjustments                                        141,029             30,349
      Accumulated deficit                                                    (4,782,842)        (3,629,036)
                                                                        ---------------    ---------------


                                          TOTAL SHAREHOLDERS' DEFICIT        (1,502,385)        (2,620,259)
                                                                        ---------------    ---------------
                                                TOTAL LIABILITIES AND
                                                SHAREHOLDERS' DEFICIT   $       393,405    $       362,732
                                                                        ===============    ===============





           See notes to condensed consolidated financial statements.

                                      (3)

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                        THREE           THREE            NINE            NINE
                                        MONTHS          MONTHS          MONTHS           MONTHS
                                         ENDED           ENDED           ENDED           ENDED
                                       MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                         1996            1995            1996            1995
                                     ------------    ------------    ------------    ------------
 REVENUES                            $     77,885    $    329,513    $    165,348    $  1,157,508

 EXPENSES
     Cost of revenues                       2,337         130,604          56,884         347,813
     Selling, general and
         administrative and other         174,241         108,050         350,572         408,047
     Research and development             311,165         323,792         914,469         996,970
                                     ------------    ------------    ------------    ------------

                    TOTAL EXPENSES        487,743         562,446       1,321,925       1,752,830
                                     ------------    ------------    ------------    ------------


                    OPERATING LOSS       (409,858)       (232,933)     (1,156,577)       (595,322)

 NONOPERATING INCOME
     Interest income                         --              --             2,771             626
                                     ------------    ------------    ------------    ------------


                          NET LOSS   $   (409,858)   $   (232,933)   $ (1,153,806)   $   (594,696)
                                     ============    ============    ============    ============

 LOSS PER COMMON SHARE               $      (0.03)   $      (0.02)   $      (0.08)   $      (0.05)
                                     ============    ============    ============    ============



 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
                                       14,991,000      12,722,000      14,144,000      12,436,000
                                     ============    ============    ============    ============





           See notes to condensed consolidated financial statements.

                                      (4)

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                         NINE             NINE
                                                         MONTHS          MONTHS
                                                         ENDED           ENDED
                                                        MARCH 31,       MARCH 31,
                                                         1996            1995
                                                     ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                        $ (1,153,806)   $   (594,696)
     Adjustments to reconcile net loss to net
              cash used in operating activities          (234,677)        (88,508)
                                                     ------------    ------------


                                  NET CASH USED IN
                              OPERATING ACTIVITIES     (1,388,483)       (683,204)


 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions of equipment, net                       (13,413)         (6,627)


 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (repayments of) borrowings, net       (861,938)        607,642
     Issuance of common stock                           2,139,500          39,722
                                                     ------------    ------------


                                 NET CASH PROVIDED
                           BY FINANCING ACTIVITIES      1,277,562         647,364


 EFFECT OF EXCHANGE RATE CHANGES                           74,934         172,867
                                                     ------------    ------------


                   NET INCREASE (DECREASE) IN CASH        (49,400)        130,400

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         227,818          10,146
                                                     ------------    ------------


 CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    178,418    $    140,546
                                                     ============    ============





           See notes to condensed consolidated financial statements.

                                      (5)

MSU CORPORATION (FORMERLY CAPITAL ACQUISITION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and Subsidiaries at March 31, 1996, the results of its operations for the three and nine month periods ended March 31, 1996 and 1995, and its cash flows for the nine month periods ended March 31, 1996 and 1995.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995. This quarterly report on Form 10-Q was filed with the Securities and Exchange Commission on November 29, 1996 and, accordingly, should also be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the fiscal year ended June 30, 1996.


NOTE  2 -  SHAREHOLDERS' EQUITY

           During the nine-months ended March 31, 1996, shareholders' deficit decreased approximately $1,118,000. Net loss for the period was $1,153,806. The cumulative translation adjustment increased by approximately $111,000. The Company issued in private transactions an aggregate of 2,600,000 shares of its common stock in exchange for proceeds of $2,359,500. Of this amount $1,297,500 was received in the form of notes receivable, which were originally recorded as stock subscriptions receivable, reducing shareholders' equity. Subsequent collections on the notes receivable amounted to $852,500. The $445,000 balance of the notes receivable has not been collected and the notes are in default. As a result, the balance of the notes representing stock subscriptions have been charged to additional paid in capital.


NOTE  3 -  LOSS PER COMMON SHARE

           Loss per common share is computed based upon the weighted average number of shares outstanding during the period.


NOTE  4 -  RELATED-PARTY TRANSACTIONS

           Approximately $5,000 of related party-payable was paid during the period.





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

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At March 31, 1996, there was an accumulated deficit of approximately $4,783,000. Additionally, the Company has had recurring negative cash flows from operations. These factors raise substantial doubt about the Company's ability to achieve profitability and/or to continue as a going concern.


RESULTS OF OPERATIONS

REVENUES

The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the three month periods ended March 31, 1996 and 1995 were approximately $78,000 and $330,000, respectively; and revenues during the nine month periods ended March 31, 1996 and 1995 were approximately $165,000 and $1,158,000, respectively. These revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee and, in the periods ended on March 31, 1995, from chip sales in connection with product development. Typically, the Company's development arrangements also provide for royalty and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, none of these arrangements have resulted in royalty or license fee revenue to the Company. The Company could be materially adversely affected if its customers fail to manufacture, market and sell products developed in conjunction with the Company.

During the quarter ended March 31, 1996, the Company's revenues were concentrated in a small number of customers. The loss of any one customer could have a material adverse effect on the Company's business.

The Company's revenues for the three and nine month periods ended March 31, 1996 decreased





                                      (7)
approximately 76% and 86%, respectively, compared to the same periods in 1995. These decreases were largely attributable to a decrease in fees from development arrangements and the absence of chip sales during the periods ended on March 31, 1996.

COST OF REVENUES

Cost of revenues for the three month periods ended March 31, 1996 and 1995 were approximately $2,000 and $131,000, respectively, and for the nine month periods ended March 31, 1996 and 1995 were approximately $57,000 and $348,000, respectively. As a percentage of revenues, cost of revenues were approximately 3% and 40% in the three month periods ended March 31, 1996 and 1995, respectively, and were approximately 34% and 30% in the nine month periods ended March 31, 1996 and 1995, respectively. The cost of revenues fluctuations are due to variations in gross margins as between chip sales, support services and development services.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products and specific research and development performed pursuant to development arrangements with third parties. For the three month periods ended March 31, 1996 and 1995, research and development expenses were approximately $311,000 and $324,000, respectively, and for the nine month periods ended March 31, 1996 and 1995, research and development expenses were approximately $914,000 and $997,000, respectively. As a percentage of revenues, research and development expenses were approximately 400% and 98% in the three month periods ended March 31, 1996 and 1995, respectively, and were approximately 553% and 86% in the nine month periods ended March 31, 1996 and 1995, respectively. The fluctuations from period to period reflect the varying demands for research and development, which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

Selling, general and administrative and other expenses were approximately $174,000 and $108,000 for the three month periods ended March 31, 1996 and 1995, respectively, and approximately $351,000 and $408,000 for the nine month periods ended March 31, 1996 and 1995, respectively. Selling, general and administrative and other expenses principally consist of advertising and promotional costs, which are charged to operations as incurred; telephone, rent and occupancy costs; professional fees; interest; and depreciation. This category of expenses was approximately 61% higher in the three month period ended March 31, 1996 compared to the same period in 1995 because of professional fees relating to the preparation of delinquent Exchange Act periodic reports, and was approximately 16% lower in the nine month period ended March 31, 1996 compared to the same period in 1995 because of personnel and overhead expense reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations almost exclusively through private sales of equity securities. For the nine month period ended March 31, 1996, cash used in operating activities of approximately $1,388,000 was primarily attributable to the Company's net loss for the period. Cash used in investing activities of approximately $13,000 during such period related primarily to acquisition of electronics equipment. Cash flows from financing activities of approximately $1,278,000 during such period were primarily attributable to aggregate net proceeds of approximately $2,140,000 from private sales of common stock and net repayments of borrowings of approximately $862,000.





                                      (8)

At March 31, 1996, the Company's principal source of liquidity was approximately $178,000 in cash.

The Company believes that cash on hand and cash flows expected to be generated by operations will be insufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of fiscal 1996. To satisfy the balance of its liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities, to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.


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

         27.3 Financial Data Schedule





                                      (10)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MSU CORPORATION
                                      (Registrant)


Date: November 27, 1996                      /s/ Keith Hall
     ------------------               --------------------------------------
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
