Form 10-Q
period 1996-09-30
MSU CORP
filed 1996-11-29
CIK 798952

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                  FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                   TO
                                        -----------------    -------------------

Commission File Number: 33-28622-A


                               MSU CORPORATION
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


         FLORIDA                                            22-274288
-------------------------------               ----------------------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares of common stock of the Registrant outstanding as of October 9, 1996 was 15,509,722 according to the Company's transfer agent. The Company's internal records indicate that there were 15,534,722 shares of its common stock outstanding as of October 9, 1996. After significant due diligence, the Company has been unable to account for the 25,000 share discrepancy.

                                FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION....................................................................................3
         Item 1.  Condensed Consolidated Financial Statements.....................................................3
                  Condensed Consolidated Balance Sheets as of September 30, 1996 and June 30, 1996................3
                  Condensed Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995......................................................4
                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995......................................................5
                  Notes to Condensed Consolidated Financial Statements............................................6
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........7

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings...............................................................................10
         Item 2.  Changes in Securities...........................................................................10
         Item 3.  Defaults Upon Senior Securities.................................................................10
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................10
         Item 5.  Other Information...............................................................................10
         Item 6.  Exhibits and Reports on Form 8-K................................................................10


                                      (2)

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(UNAUDITED)

                                                      ASSETS

                                                                                                September 30,     June 30,
                                                                                                     1996          1996
                                                                                                 -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                                                                   $   113,936    $    54,805
     Accounts receivable                                                                              43,182         11,529
     Prepaid expenses and other                                                                      146,887         58,035
                                                                                                 -----------    -----------

                                                    TOTAL CURRENT ASSETS                             304,005        124,369

EQUIPMENT, net of accumulated depreciation of $53,385 and $47,191
     at September 30, 1996 and June 30, 1996, respectively                                            39,744         39,887
                                                                                                 -----------    -----------

                                                            TOTAL ASSETS                         $   343,749    $   164,256
                                                                                                 ===========    ===========


                                       LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES
     Shareholder advance payable                                                                 $ 1,400,000    $ 1,400,000
     Short-term borrowings                                                                            35,852        325,514
     Accounts payable                                                                                426,783          7,680
     Accrued and other liabilities                                                                   397,622        246,780
                                                                                                 -----------    -----------

                                                TOTAL CURRENT LIABILITIES                          2,260,257      1,979,974

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
    Common stock, $0.01 par value; 50,000,000 shares authorized; 15,584,722 and
       15,534,722 shares issued and outstanding at
       September 30, 1996 and June 30, 1996, respectively                                            160,347        155,347
    Additional paid-in capital                                                                     3,229,081      2,984,081
    Cumulative translation adjustments                                                                23,116         70,651
    Accumulated deficit                                                                           (5,329,052)    (5,025,797)

                                              TOTAL SHAREHOLDERS' DEFICIT                         (1,916,508)    (1,815,718)
                                                                                                 -----------    -----------

                                                    TOTAL LIABILITIES AND
                                                    SHAREHOLDERS' DEFICIT                        $   343,749    $   164,256
                                                                                                 ===========    ===========



           See notes to condensed consolidated financial statements.


                                      (3)

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(UNAUDITED)

                                                                      THREE           THREE
                                                                      MONTHS          MONTHS
                                                                      ENDED           ENDED
                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                      1996            1995
                                                                  ------------    ------------
REVENUES                                                          $    126,591    $     74,980

EXPENSES
    Cost of revenues                                                     2,193          42,064
    Selling, general and administrative and other                       95,863          83,344
    Research and development                                           331,790         309,070

                                          TOTAL EXPENSES               429,846         434,478
                                                                  ------------    ------------

                                          OPERATING LOSS              (303,255)       (359,498)


NONOPERATING INCOME                                                       --              --
                                                                  ------------    ------------

                                                NET LOSS          $   (303,255)   $   (359,498)
                                                                  ============    ============

LOSS PER COMMON SHARE                                             $      (0.02)   $      (0.03)
                                                                  ============    ============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                           15,549,000      13,565,000
                                                                  ============    ============




           See notes to condensed consolidated financial statements.


                                      (4)

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(UNAUDITED)



                                                                                 THREE          THREE
                                                                                 MONTHS        MONTHS
                                                                                 ENDED          ENDED
                                                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                                                 1996           1995
                                                                             -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                   $(303,255)   $(359,498)
    Adjustments to reconcile net loss to net
     cash used in operating activities                                           112,517     (207,171)
                                                                               ---------    ---------
                                                NET CASH USED IN
                                            OPERATING ACTIVITIES                (190,738)    (566,669)


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions of equipment, net                                                (5,491)      (2,463)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from (repayments of) borrowings, net                                 35,852     (521,134)
    issuance of common stock                                                     250,000      865,000
                                                                               ---------    ---------
                                               NET CASH PROVIDED
                                         BY FINANCING ACTIVITIES                 285,852      343,866


EFFECT OF EXCHANGE RATE CHANGES                                                  (30,492)      (2,367)
                                                                               ---------    ---------

                                 NET INCREASE (DECREASE) IN CASH                  59,131     (227,633)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  54,805      227,818
                                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 113,936    $     185
                                                                               =========    =========




           See notes to condensed consolidated financial statements.


                                      (5)

MSU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and Subsidiaries at September 30, 1996, and the results of its operations and cash flows for the three month periods ended September 30, 1996 and 1995.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 1997.


NOTE 2 - SHAREHOLDERS' EQUITY

           During the three months ended September 30, 1996, shareholders' deficit decreased approximately $101,000. Net loss for the period was $303,255. The cumulative translation adjustment decreased by approximately $48,000. During the quarter ended September 30, 1996, the Company issued 50,000 shares of its common stock for cash in the amount of $250,000.


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

The Company operates primarily through MSU (UK) Limited, which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

The consolidated financial statements include the accounts of MSU Corporation, MSU Plc. and MSU (UK) Limited (collectively the "Company"). All significant intercompany accounts have been eliminated in the consolidated financial statements.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At September 30, 1996, there was an accumulated deficit of approximately $5,329,000. Additionally, the Company has had recurring negative cash flows from operations. The Company expects that it is likely to incur net losses at least through the end of the six month period ended December 31, 1996 (although it anticipates a small net profit for the quarter ended December 31, 1996 and a net profit for fiscal 1997) as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support the current and anticipated increase in operational activity. The foregoing statement is a forward-looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond the six month period ended December 31, 1996 if anticipated revenue from conditional and forecasted purchase orders of customized Internet Access Devices are not realized. Such conditional and forecasted purchase orders assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customized Internet Access Devices by consumers; satisfactory product performance, including chip and software performance; and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however, should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond the six month period ended December 31, 1996 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

The Company's strategy is to increase cash flows from operations through further development, upgrade and marketing of its chips and products incorporating such technology, with particular emphasis on customized Internet Access Devices incorporating its ISP Chip-version 2, and potential expansion of its operations in the United States and elsewhere. In order to support this strategy, the Company anticipates that it will have to continue to fund a significant portion of its current, at least in the short term, and potential expanded operations through private sales of equity securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company also intends to develop its infrastructure and organization to support the current and anticipated increase in operational activity, although it has no funds to presently address these concerns.


                                     (7)

The market for the Company's products has only recently begun to develop, is rapidly evolving and is highly competitive, with substantially all competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no assurance that the Company will be successful in addressing any of the foregoing risks, that it will be successful in implementing its strategy, that it will ever achieve profitability or that it will be able to continue as a going concern.


RESULTS OF OPERATIONS

REVENUES

The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the three month periods ended September 30, 1996 and 1995 were approximately $127,000 and $75,000, respectively. These revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee. Typically, the Company's development arrangements provide for royalty and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. As of September 30, 1996, none of these arrangements have resulted in royalty or license fee revenue to the Company. The Company could be materially adversely affected if its customers fail to manufacture, market and sell products developed in conjunction with the Company.

During the quarter ended September 30, 1996, the Company's revenues were concentrated in a small number of customers. The loss of any one customer could have a material adverse effect on the Company's business.

The Company's revenues for the three month period ended September 30, 1996 increased approximately 69% compared to the same period in 1995. This increase was largely attributable to increased development fees resulting from development arrangements with third parties.

COST OF REVENUES

Cost of revenues for the three month periods ended September 30, 1996 and 1995 were approximately $2,000 and $42,000, respectively. As a percentage of revenues, cost of revenues were approximately 2% and 56% in the three month periods ended September 30, 1996 and 1995, respectively. The cost of revenues was higher in the three month period ended September 30, 1995 due to reduced margins in connection with a development arrangement requiring the acquisition of equipment and the use of subcontractors, all of which were invoiced to the customer.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, the Consumer PC and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three month periods ended September 30, 1996 and 1995, research and development expenses were approximately $332,000 and $309,000, respectively. As a percentage of revenues, research and development expenses were approximately 261% and 410% in the three


                                     (8)
month periods ended September 30, 1996 and 1995, respectively. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

SELLING, GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

Selling, general and administrative and other expenses were approximately $96,000 and $83,000 for the three month periods ended September 30, 1996 and 1995, respectively. Selling, general and administrative and other expenses principally consist of advertising and promotional costs, which are charged to operations as incurred; telephone, rent and occupancy costs; professional fees; interest; and depreciation. This category of expenses was approximately 14% higher in the three-month period ended September 30, 1996 than the same period ended in 1995 because of increased costs associated with sales and promotion, including related travel, and costs incurred in the preparation of delinquent Exchange Act periodic reports.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations almost exclusively through private sales of equity securities. For the three-month periods ended September 30, 1996, cash used in operating activities of approximately $191,000 was primarily attributable to the Company's net loss for the period. Cash used in investment activities of approximately $5,500 during such period related to the acquisition of electronics equipment. Cash flows from financing activities of approximately $286,000 during such period were primarily attributable to aggregate net proceeds of $250,000 from private sales of common stock offset by net borrowings of approximately $36,000.

At September 30, 1996, the Company's principal source of liquidity was approximately $114,000 in cash. Since September 30, 1996, additional liquidity has been provided from the issuance of shares of common stock to a company for $750,000 in a private transaction. Such company has agreed to purchase additional shares of common stock for $250,000 in the latter part of November 1996.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 1997 will be sufficient to meet a substantial portion, if not all, of its anticipated cash needs for working capital and capital expenditures for the remainder of fiscal 1997, excluding anticipated cash needs for a potential expansion of operations. The preceding sentence is a forward-looking statement which assumes the realization of revenue from conditional and forecasted purchase orders. Such forward-looking statement is subject to certain risks and uncertainties which could cause actual results to differ materially from those set forth including but not limited to the approval of final production samples of customized Internet Access Devices by potential purchasers; acceptance by and demand for such products by consumers; satisfactory product performance; and the ability of such products to successfully compete in an extremely competitive marketplace. To satisfy the balance of the Company's liquidity requirements, including with respect to a potential expansion of operations, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.


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

                  27.1       Financial Data Schedule


                                     (10)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MSU CORPORATION
                                              (Registrant)


Date: November 27, 1996                          /s/ Keith Hall
     ------------------                       ----------------------------------
                                                     KEITH HALL, President
                                                     (Principal Financial and
                                                     Accounting Officer)


                                     (11)

                                  EXHIBITS


27.1      Financial Data Schedule