Form 10-Q
period 1996-12-31
MSU CORP
filed 1997-02-19
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(MARK ONE)
[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO _______________________

Commission File Number: 33-28622-A


                                MSU CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       FLORIDA                                              22-274288
---------------------------------                    ---------------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of common stock of the Registrant outstanding as of December 31, 1996 was 15,684,723 according to the Company's transfer agent.

                                FORM 10-Q INDEX



PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  3
      Item 1. Condensed Consolidated Financial Statements   . . . . . . . . .  3
              Condensed Consolidated Balance Sheets as of December 31, 1996
                     and June 30, 1996  . . . . . . . . . . . . . . . . . . .  3
              Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1996 and the three and
                     six months ended December 31, 1995   . . . . . . . . . .  4
              Condensed Consolidated Statements of Cash Flows for the six
                     months ended December 31, 1996 and 1995  . . . . . . . .  5
              Notes to Condensed Consolidated Financial Statements  . . . . .  6
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.   . . . . . . . . . . . . . .  7

PART II - OTHER INFORMATION
Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 10
        Item 2.      Changes in Securities  . . . . . . . . . . . . . . . . . 10
        Item 3.      Defaults Upon Senior Securities.   . . . . . . . . . . . 10
        Item 4.      Submission of Matters to a Vote of Security Holders.   . 10
        Item 5.      Other Information.   . . . . . . . . . . . . . . . . . . 10
        Item 6.      Exhibits and Reports on Form 8-K.  . . . . . . . . . . . 10





                                      (2)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(UNAUDITED)
                                     ASSETS

                                                                       December 31,     June 30,
                                                                          1996            1996
                                                                       -----------    -----------
CURRENT ASSETS
       Cash and cash equivalents                                       $   396,425    $    54,805
       Accounts receivable                                                 312,223         11,529
       Prepaid expenses and other                                          360,247         58,035
                                                                       -----------    -----------

                                               TOTAL CURRENT ASSETS      1,068,895        124,369


EQUIPMENT, net of accumulated depreciation of $67,166 and $47,191
       at December 31, 1996 and  June 30, 1996, respectively                53,399         39,887
                                                                       -----------    -----------

                                                       TOTAL ASSETS    $ 1,122,294    $   164,256
                                                                       ===========    ===========




                   LIABILITIES  AND  SHAREHOLDERS'  DEFICIT

CURRENT LIABILITIES
       Shareholder advances payable                                    $ 1,565,620    $ 1,400,000
       Accounts payable                                                  1,134,144        325,514
       Related-party payable                                                  --            7,680
       Accrued liabilities                                                 249,701        246,780
                                                                       -----------    -----------

                                          TOTAL CURRENT LIABILITIES      2,949,465      1,979,974

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
       Common stock, $0.01 par value; 50,000,000 shares authorized;
          15,709,723 and 15,534,722 shares issued and outstanding at
          December 31, 1996 and June 30, 1996, respectively                157,097        155,347
       Additional paid-in capital                                        3,782,332      2,984,081
       Cumulative translation adjustments                                   30,796         70,651
       Accumulated deficit                                              (5,797,396)    (5,025,797)
                                                                       -----------    -----------

                                        TOTAL SHAREHOLDERS' DEFICIT     (1,827,171)    (1,815,718)
                                                                       -----------    -----------
                                              TOTAL LIABILITIES AND
                                              SHAREHOLDERS' DEFICIT    $ 1,122,294    $   164,256
                                                                       ===========    ===========






           See notes to condensed consolidated financial statements.

                                      (3)

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(UNAUDITED)


                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  DECEMBER 31,                   DECEMBER 31,
                                          ----------------------------    ----------------------------
                                             1996             1995            1996            1995
                                          ------------    ------------    ------------    ------------
 REVENUES                                 $    883,951    $     12,483    $  1,010,542    $     87,463

 EXPENSES
        Cost of revenues                       585,594          12,483         587,787          54,547
        Selling, general and
          administrative and other             336,488          92,988         432,351         176,332
        Research and development               432,798         294,233         764,588         603,303
                                          ------------    ------------    ------------    ------------

                 TOTAL EXPENSES              1,354,880         399,704       1,784,726         834,182
                                          ------------    ------------    ------------    ------------

                 OPERATING LOSS               (470,929)       (387,221)       (774,184)       (746,719)

 NONOPERATING INCOME
        Interest income                          2,585           2,771           2,585           2,771
                                          ------------    ------------    ------------    ------------

                       NET LOSS           $   (468,344)   $   (384,450)   $   (771,599)   $   (743,948)
                                          ============    ============    ============    ============

 LOSS PER COMMON SHARE                    $      (0.03)   $      (0.03)   $      (0.05)   $      (0.05)
                                          ============    ============    ============    ============

 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  15,621,000      13,804,000      15,578,000      13,804,000
                                          ============    ============    ============    ============





           See notes to condensed consolidated financial statements.

                                      (4)

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          1996         1995
                                                                       ---------    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                      $ (771,599)   $ (743,948)
        Adjustments to reconcile net loss to net
          cash used in operating activities                              200,715       284,568
                                                                      ----------    ----------

                                                    NET CASH USED IN
                                                OPERATING ACTIVITIES    (570,884)     (459,380)

 CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisitions of equipment, net                                   (33,487)       (6,732)

 CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from (repayments of) borrowings, net                    165,620      (666,400)
        Issuance of common stock                                         800,000       865,000
                                                                      ----------    ----------

                                                   NET CASH PROVIDED
                                             BY FINANCING ACTIVITIES     965,620       198,600

 EFFECT OF EXCHANGE RATE CHANGES                                         (19,629)       42,613
                                                                      ----------    ----------

                                     NET INCREASE (DECREASE) IN CASH     341,620      (224,899)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         54,805       227,818
                                                                      ----------    ----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  396,425    $    2,919
                                                                      ==========    ==========





           See notes to condensed consolidated financial statements.

                                      (5)

MSU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  1 -     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and Subsidiaries at December 31, 1996, the results of its operations for the three and six months ended December 31, 1996 and 1995, and its cash flows for the six months ended December 31, 1996 and 1995.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 1997.


NOTE  2 -     SHAREHOLDERS' EQUITY

              During the six months ended December 31, 1996, shareholders' deficit increased approximately $10,000. Net loss for the six month period was $771,599. The cumulative translation adjustment decreased by approximately $40,000. The Company issued 175,000 shares of its common stock for $800,000 in cash during the six month period. Of the 175,000 shares issued, 125,000 were issued in a private transaction and 50,000 were issued pursuant to the exercise of a warrant. The 50,000 shares of common stock issued by the Company during the quarter ended September 30, 1996 for $250,000 have been cancelled pursuant to a rescission of the transaction. Repayment of the $250,000 received is anticipated to be effected in the next ninety days.


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

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At December 31, 1996, there was an accumulated deficit of $5,797,396. Additionally, the Company has had recurring negative cash flows from operations. The Company may continue to incur net losses at least through the end of fiscal 1997 as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support the current and anticipated increase in operational activity. The foregoing statement is a forward-looking statement that involves risks and uncertainties. The reader should be aware that the Company could incur net losses beyond fiscal 1997 if anticipated revenue from conditional and forecasted purchase orders of customized Internet Access Devices are not realized. Such conditional and forecasted purchase orders assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customized Internet Access Devices by consumers; satisfactory product performance, including chip and software performance; and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however, should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1997 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

The small net profit the Company had anticipated for the quarter ended December 31, 1996 was not realized primarily due to required software modifications which resulted in delays in the production of customized Internet Access Devices. A significant portion of the software modifications were completed in December 1996 and January 1997 and production has again commenced. Further modifications are anticipated to be completed in February 1997.

The Company's strategy is to increase cash flows from operations through further development, upgrade and marketing of its chips and products incorporating such technology, with particular emphasis on customized Internet Access Devices incorporating its ISP Chip-version 2, and potential expansion of its operations in the United States and elsewhere. In order to support this strategy, the Company anticipates that it will have to continue to fund a significant portion of its current operations, at least through the end of fiscal 1997, and potential expanded operations through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company also intends to develop its infrastructure and organization to support the current and anticipated increase in operational activity, although it has no funds to address these concerns presently .

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





                                      (7)

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1995

Revenues for the three and six months ended December 31, 1996 increased over the same periods of 1995 by $871,468 and $923,079 or approximately 6,980% and 1,055%, primarily due to chip sales, development fees and royalty fees paid( in connection with the sale of customized Internet Access Devices) during the quarter ended December 31, 1996. The Company has only limited customers to date that frequently and systematically purchase its products or retain its services. The loss of any one customer could have a material adverse effect on the Company's business.

Cost of revenues for the three and six months ended December 31, 1996 increased over the same periods of 1995 by $573,111 and $533,240. As a percentage of revenues, cost of revenues were approximately 66% and 100% in the three months ended December 31, 1996 and 1995 and approximately 58% and 62% in the six months ended December 31, 1996 and 1995. The cost of revenue fluctuations are due to variations in gross margins as between chip sales, support services and development services.

Research and development expenses generally consist of expenditures related to the Company's independent development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, the Consumer PC and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three and six months ended December 31, 1996, research and development expenses increased over the same periods of 1995 by $138,565 and $161,285. As a percentage of revenues, research and development expenses were approximately 48% and 2,350% in the three months ended December 31, 1996 and 1995 and approximately 75% and 689% in the six months ended December 31, 1996 and 1995. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

Selling, general and administrative and other expenses for the three and six months ended December 31, 1996 increased over the same periods of 1995 by $243,500 and $256,019, primarily due to increased costs associated with sales, marketing and promotion, including related travel, and professional costs incurred in the preparation of delinquent Exchange Act periodic reports. Selling, general and administrative and other expenses principally consist of advertising and promotional costs, which are charged to operations as incurred; telephone, rent and occupancy costs; professional fees; interest; and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through private sales of equity securities. For the six-month period ended December 31, 1996, cash used in operating activities of approximately $570,000 was primarily attributable to the Company's net loss for the period. Cash used in investment activities of approximately $33,000 during such period related mainly to the acquisition of electronics equipment. Cash flows from financing activities of approximately $965,000 during such period were primarily attributable to aggregate net proceeds of $750,000 from a private sale of common stock.

At December 31, 1996, the Company's principal source of liquidity was approximately $396,000 in cash. A company has indicated its intent to purchase shares of common stock for $250,000 in a private transaction, which proceeds were anticipated to be received in the latter part of November 1996. To date, such proceeds have not been received. The Company is uncertain as to whether or not the purchase by such company will be completed.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 1997 will be sufficient to meet a significant portion of its anticipated cash needs for working capital and capital expenditures for the remainder of fiscal 1997, excluding anticipated cash needs for a potential expansion of operations. The preceding sentence is a forward-looking statement which assumes the realization of revenue from conditional and forecasted purchase orders. Such forward-looking statement is subject to certain risks and uncertainties which could cause actual results to differ materially from those set forth including but not limited to the approval of final production samples of customized Internet Access Devices by potential purchasers; acceptance by and demand for such products by





                                      (8)
consumers; satisfactory product performance; and the ability of such products to successfully compete in an extremely competitive marketplace. To satisfy the balance of the Company's liquidity requirements, including with respect to a potential expansion of operations, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.





                                      (9)

                          PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              Dataflex filed suit in the United Kingdom in December 1996 seeking the return of $65,000 in advanced royalties. The suit was settled in the current quarter. Pursuant to the settlement, the Company will pay Dataflex $65,000.

ITEM 2.       CHANGES IN SECURITIES.

              In October 1996, an investor agreed to purchase up to 166,667 shares of common stock in two rounds. In the subscription agreement related to such purchase, the investor was granted an option to acquire an additional 166,667 shares subject to completion of the closing of the second round (which contemplated the purchase of the full 166,667 shares). Pursuant to the subscription agreement, the Company sold an aggregate 125,000 shares of common stock (with 83,334 shares sold on or about October 18, 1996 in the first round and 41,666 shares sold on or about November 15, 1996 in the second round) to an accredited investor, within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Act"), for $750,000 in cash. The Company claims that the sale was exempt from the registration requirements of the Act pursuant to, without limitation, Section 4(2) under the Act. No placement agent or underwriter was involved in the sale.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

ITEM 5.       OTHER INFORMATION.

              Effective January 1, 1997, Keith Hall resigned as president and a director of the Company (and from all positions held with the Company's subsidiaries). Mr. Hall also served as the Company's principal financial and accounting officer. Effective on such date, the Company's chief executive officer, Wyn Holloway, was appointed to serve as president and R.H. Phillips was appointed to serve as vice president (and as principal financial and accounting officer) and was elected as a director of the Company. Effective such date, Mr. Phillips was also appointed to serve as a director of MSU (UK) Limited and MSU Plc.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              None.





                                      (10)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MSU CORPORATION
                                   (Registrant)


Date:  February 19, 1997           /s/ R.H. PHILLIPS
                                   --------------------------------------------
                                   R.H. Phillips, Vice President
                                   (Principal Financial and Accounting Officer)





                                      (11)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
