Form 10-Q
period 1997-03-31
MSU CORP
filed 1997-05-14
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _________________

         Commission File Number: 33-2822-A

                                 MSU Corporation
             (Exact name of registrant as specified in its charter)

FLORIDA                                              22-274288
(State or other jurisdiction of                      (I R S Employer I D No)
incorporation or organization)

    ELDER HOUSE, 526-528 ELDER GATE, CENTRAL MILTON KEYNES, MK9 1LR, ENGLAND
                    (Address of principal executive offices)

                               011 44 1908 232100
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, as of March 31 1997: 15,759,723 shares.

                                 FORM 10-Q INDEX

PART I -FINANCIAL INFORMATION                                                           PAGE NO.

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 1997 and June 30 1996                3
Condensed Consolidated Statements of Operations for the three and nine months ended
                  March 31, 1997                                                           4
Condensed Consolidated Statement of Cash Flows for the nine months ended
                  March 31 1997                                                            5
Notes to Condensed Financial Statements                                                    6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                              7

PART II  - OTHER INFORMATION

Item 1            Legal Proceedings                                                       10
Item 2            Change in Securities                                                    10
Item 3            Defaults upon Senior Securities                                         10
Item 4            Submission of Matters to a Vote of Security Holders                     10
Item 5            Other Information                                                       10
item 6            Exhibits and Reports on Form 8-K                                        10

                          PART 1- FINANCIAL INFORMATION

ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)



                                                      ASSETS

                                                              March 31          June 30
                                                                1997              1996
                                                                  $                 $
CURRENT ASSETS
Cash and cash equivalents                                       47,306           54,805
Accounts receivable                                            163,692           11,529
Inventory                                                        7,709             --
Prepaid expenses and other                                     329,499           58,035
                                                               --------         --------
                  TOTAL CURRENT ASSETS                         548,206          124,369

EQUIPMENT, net of accumulated depreciation of $79,580
    and $47,191 at March 31, 1997 and June 30 1996
    respectively                                                74,972           39,887
                                                               --------         --------
                  TOTAL ASSETS                                 623,178          164,256
                                                               ========         ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Shareholders' advances payable                               1,565,620        1,400,000
Short term borrowings (Note 3)                                 600,000             --
Stock subscription repayable (Note 2)                          250,000             --
Accounts payable                                               406,681          325,514
Related-party payables                                            --              7,680
Accrued liabilities                                            202,665          246,780
                                                            ----------        ----------
TOTAL CURRENT LIABILITIES                                    3,024,966        1,979,974

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock,  $0.01 par value; 50,000,000 shares
authorized 15,759,723 and 15,534,722 shares issued and
outstanding at March 31, 1997 and June 30, 1996
respectively                                                   157,597          155,347
Additional paid-in capital                                   3,781,832        2,984,081
Cumulative translation adjustments                             139,627           70,651
Accumulated deficit                                         (6,480,844)      (5,025,797)
                                                             ----------      -----------
                  TOTAL SHAREHOLDERS' DEFICIT               (2,401,788)      (1,815,718)
                                                             ----------      -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                          623,178          164,256
                                                             ==========      ===========


            See notes to condensed consolidated financial statements

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                              Three months ended                  Nine months ended
                                                  March 31                           March 31

                                            1997              1996              1997             1996
                                              $                 $                 $                $
REVENUES                                    145,508            77,885           1,156,050         165,348

EXPENSES
Cost of revenues                             73,100             2,337             660,887          56,884
Selling, general and
administrative and other                    486,846           174,241             919,197         350,572
Research and development                    269,010           311,165           1,033,598         914,469
                                            -------           -------           ---------       ---------
         TOTAL EXPENSES                     828,956           487,743           2,613,682       1,321,925
                                            -------           -------           ---------       ---------
         OPERATING LOSS                    (683,448)         (409,858)         (1,457,632)     (1,156,577)

NON OPERATING INCOME
Interest income                               --                 --                 2,585           2,771
                                            -------           --------          ---------       ---------
         NET LOSS                          (683,448)         (409,858)         (1,455,047)     (1,153,806)
                                            =======           =======           =========       =========

LOSS PER COMMON SHARE

                                             $(0.04)           $(0.03)             $(0.09)         $(0.08)
                                            =======           =======           =========       =========

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                              15,759,723        14,991,000          15,622,000      14,144,000
                                         ==========        ==========          ==========      ==========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                        Nine months ended
                                                      March 31         March 31
                                                        1997             1996
                                                         $                 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             (1,455,047)      (1,153,806)
Adjustments to reconcile net loss to net
cash used in operating activities                      (119,574)        (234,677)
                                                     ----------       ----------
NET CASH USED IN OPERATING ACTIVITIES                (1,574,621)      (1,388,483)

CASH PLOWS FROM  INVESTING ACTIVITIES
Acquisitions of equipment (net)                         (67,474)         (13,413)
                                                     ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) borrowings, (net)         600,000         (861,938)
Proceeds from related party borrowings                  165,620             --
Issuance of common stock                                800,000        2,139,500
                                                     ----------       ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                            1,565,620        1,277,562
                                                     ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES                          68,976           74,934
                                                     ----------       ----------

NET INCREASE (DECREASE) IN CASH                          (7,499)         (49,400)

CASH AT BEGINNING OF PERIOD                              54,805          227,818
                                                     ----------       ----------
CASH AT END OF PERIOD                                    47,306          178,418
                                                     ==========       ==========



            See notes to condensed consolidated financial statements

MSU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at March 31, 1997, the results of its operations for three and nine months ended March 31, 1997 and 1996, and its cash flows for the nine months ended March 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30 1996. The results of the operations for the three and nine months ended March 31 1997 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30 1997.

NOTE 2 - SHAREHOLDERS' EQUITY

During the nine months ended March 31 1991, shareholders deficit increased approximately $586,000. Net loss for the nine month period was approximately $1,455,000. The cumulative translation adjustment increased by approximately $69,000. The Company issued 175,000 shares of its common stock for $800,000 in cash during the nine month period. Of the 175,000 shares issued, 125,000 were issued in a private transaction and 50,000 were issued pursuant to the exercise of a warrant. 50,000 shares of common stock which were issued by the Company during the quarter ended September 30 1996 for $250,000 were canceled pursuant to a recission of the transaction. Repayment of the $250,000 received is anticipated to be effected in the next 90 days.

NOTE 3 - SHORT TERM BORROWINGS

The short term borrowings represent 12 Promissory Notes ("Notes") each in the amount of $50,000 and each bearing interest at 8.5% per annum, and which mature in February 1998. The loan may be extended for an additional year, at the Company's option, in return for which the interest rate on the Notes will increase to 15% per annum, amortised on a monthly basis. Attached to each Note is a three year warrant to purchase 5,000 shares of common stock with an exercise price equal to the average price paid by investors who subsequently purchase shares of the common stock in the Company. Security for the borrowings is the Company's interest in the shares of its subsidiaries together with 235,000 shares of common stock of the Company which are beneficially owned by Winford P Holloway, the Company's chairman.

NOTE 4 - LOSS PER COMMON SHARE

The Loss per common share is computed based upon the weighted average of the shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS OPERATIONS AND SIGNIFICANT RISKS

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, MSU (UK) Limited and MSU US Operations Inc. (collectively the "Company"). All significant intercompany accounts have been eliminated in the consolidated financial statements.

The Company operates primarily through MSU (UK) Limited which is principally engaged in the design and development of computer chips and chipsets and for use in consumer electronic products.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At March 31 1997 there was an accumulated deficit of $6,480,844. Additionally the Company has had recurring negative cash flows from operations. The Company may continue to incur net losses at least through to the end of fiscal 1997 as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support the current and anticipated increase in operational activity. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company could incur net losses beyond the end of fiscal 1997 if anticipated revenues from conditional and forecasted purchase orders of customized Internet Access Devices are not realized. Such conditional and forecasted purchase orders assume, without limitation, approval of final production samples by potential purchasers, acceptance by and demand for customized Internet Access Devices by consumers, satisfactory product performance, including chip and software performance, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1997 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

During the three month period ended March 31 1997, significant software modifications to the Internet Access Device were undertaken as a result of the increasingly sophisticated requirements of some of the Company's potential customers. These have now nearly been completed. As a consequence, there have been delays in the production of customized Internet Access Devices which is now anticipated to commence shortly. In addition, the development of the Company's Envoy chip has progressed. The Envoy chip is now a silicon chip, and the Company believes that commercial sales could commence later in the year.

During the three months ended March 31, 1997, a new wholly owned subsidiary company, MSU US Operations Inc. was formed, and a sales and marketing office was opened in North Carolina. In addition, additional space has been taken in the United Kingdom to accommodate an increase in the Company's chip design team.

The Company's strategy is to increase cash flows from operations through further development, upgrade and marketing of its chips and products, incorporating such technology, with particular emphasis on customized Internet Access Devices incorporating its ISP Chip-Version 2, and potential expansion of its operations in the United States and elsewhere. In order to support this strategy, the Company anticipates that it will have to continue to fund a significant portion of its current operations, at least through to the end of fiscal 1997, and potentially expand operations through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company also intends to develop its infrastructure and organization to support the current and anticipated increase in operational activity, although it has no funds to address these concerns presently.

The market for the Company's products has only recently started to develop, is rapidly evolving and is highly competitive, with substantially all competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no assurance that the Company will be successful in addressing any of the foregoing risks, that it will be successful in implementing its strategy, that it will ever achieve profitability or that it will be able to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 1997 to the three and nine months ended March 31, 1996.

Revenues for the three and nine months ended March 31 1997 increased over the same periods of 1996 by $67,623 and $990,702 respectively, or approximately 87% and 600%, primarily due to chip sales, licence and development fees, and royalty fees paid (in connection with the sale of customized Internet Access Devices).

The  Company  has  only   limited   customers  to  date  that   frequently   and
systematically purchase its products or retains its services. The loss of one customer could have a material adverse effect on the Company's business.

Costs of revenues for the three and nine months ended March 31 1997 increased over the same periods in 1996 by $70,763 and $604,003 respectively. As a percentage of revenues, costs of revenues were approximately 50% and 3% in the three months ended March 31 1997 and 1996, and approximately 57% and 34% in the nine months ended March 31 1997 and 1996. The cost of revenue fluctuations are due to variations in gross margins as between chip sales, support services and development services.

Research and development expenses generally consist of expenditures related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, the Consumer PC and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three months ended March 31, 1997, research and development expenses decreased over the same period in 1996 by $42,155 and for the nine months ended March 31, 1997 such expenditure increased by $119,129. As a percentage of revenues, research and development expenses were approximately 185% and 400% in the three months ended March 31, 1997 and 1996, and approximately 89% and 553% in the nine months ended March 31, 1997 and 1996. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

Selling, general and administrative and other expenses for the three and nine months ended March 31 1997 increased over the same periods of 1996 by $312,605 and $568,625, primarily due to increased costs associated with sales, marketing and promotion, including related travel, and professional costs incurred in the preparation of delinquent Exchange Act periodic reports. Selling, general and administrative and other expenses principally consist of advertising and promotional costs, which are charged to operations as incurred, communications, rent and occupancy costs, professional fees, interest and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through private sales of equity securities. For the nine month period ended March 31 1997 cash used in operating activities of approximately $1,574,000 was primarily attributable to the Company's net loss for the period. Cash used in investment activities of approximately $67,000 during such period related mainly to the acquisition of electronics equipment. Cash flows from financing activities of approximately $1,565,000 were primarily attributable to aggregate net proceeds of $750,000 from a private sale of common stock and short term borrowings of $600,000.

At March 31, 1997, the Company's principal source of liquidity was approximately $47,000 in cash. On 7 May 1997 the Company issued 79,000 shares of its common stock for $163,000 in cash in a private transaction to Jeremy Miles Simpson who has agreed to join the Board of Directors, effective July 1, 1997, as Deputy Chairman.

The Company believes that cash flows expected to be generated through the remainder of fiscal 1997 will not be sufficient to meet its cash needs for working capital and capital expenditures for the remainder of fiscal 1997. The Company is actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and/or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. Even assuming such additional financing, there can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

                  None

ITEM 2 - CHANGES IN SECURITIES

In October 1996, an investor agreed to purchase up to 166,667 shares of common stock in two rounds. In the subscription agreement related to such purchase, the investor was granted an option to acquire an additional 166,667 shares subject to completion of the closing of the second round (which contemplated the purchase of the full 166,667 shares). Pursuant to the subscription agreement, the Company sold an aggregate of 125,000 shares of common stock (83,334 shares were sold on or about October 18, 1996 in the first round and 41,666 shares were sold on or about November 15, 1996 in the second round) to an accredited investor, within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Act") for $750,000. The Company claims that the sale was exempt from the registration requirements of the Act pursuant to, without limitation, Section 4(2) of the Act.

On 7 May 1997, pursuant to a subscription agreement, the Company, in an exempt transaction, sold an aggregate of 79,000 shares of common stock to Jeremy Miles Simpson, for $163,000. Mr Simpson has accepted an offer to join the Board of Directors as a non-executive Deputy Chairman effective July 1, 1997.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5 -OTHER INFORMATION

Effective January 1, 1997, Keith Hall resigned as president and a director of the Company (and from all positions held with the Company's subsidiaries). Mr. Hall also served as the Company s principal financial and accounting officer. Effective on such date, the Company's chief executive officer, Wynford Holloway, was appointed to serve as President and R. H. Phillips was appointed to serve as vice president (and as principal financial and accounting officer) and was appointed a director of the Company. Effective such date, Mr Phillips was also appointed to serve as a director of MSU (UK) Limited and MSU PLC

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.

                                MSU CORPORATION
                                (Registrant)



Dated:     May 14, 1997


                                By:/s/ R.H. Phillips
                                   --------------------------------
                                   R. H. Phillips, Vice President
                                   (Principal Financial and Accounting Officer)