Form 10-K
period 1997-06-30
MSU CORP
filed 1997-09-26
CIK 798952

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to _______________

Commission File Number 33-28622-A

                                 MSU Corporation
             (Exact name of registrant as specified in its charter)

                 Florida                               22-274288
    (State or other jurisdiction of                (I.R.S.  Employer
     incorporation or organization)                Identification No.)

                        Elder House, 526-528 Elder Gate,
                     Central Milton Keynes, MK9 1LR, England
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 441908232100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the closing price for such stock as reported by Bloomberg Financial, Inc., was $21,997,925.

As of September 25, 1997, the registrant had issued and outstanding 16,093,791 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The following documents, or indicated portions thereof, have been incorporated herein by reference:

          (1) Specifically identified information in the registrant's definitive proxy material for its 1997 annual meeting of stockholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after the registrant's fiscal year ended June 30, 1997.

                            FORM 10-K INDEX

                                PART I

ITEM 1.   BUSINESS

ITEM 2    PROPERTIES

ITEM 3    LEGAL PROCEEDINGS

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

                                     PART I

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

     MSU Corporation, formerly Capital Acquisition Company ("Capital Acquisition"), was incorporated in Florida in 1986. MSU Corporation conducted no substantive business until October 1994 when all of the outstanding shares of MSU Public Limited Company, an England and Wales company formed under the Companies Act of 1985 ("MSU PLC") were exchanged for Capital Acquisition shares (the "Exchange"). The Exchange was treated for financial reporting purposes as a reverse acquisition or purchase of Capital Acquisition by MSU PLC. MSU PLC, in turn owns all of the outstanding shares of MSU (UK) Limited ("MSU Limited"), an England and Wales company formed under the Companies Act of 1985. MSU Limited was formed in March 1991 and commenced operations in March 1992. MSU Corporation's business is based in the United Kingdom and is conducted almost exclusively by MSU Limited, its second tier subsidiary. In February 1997 MSU US Operations Inc., a North Carolina corporation and a wholly owned subsidiary of MSU Corporation ("MSU US") was formed to act as a sales company, in the United States, marketing and selling products developed by MSU Corporation.

     Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" refer to MSU Corporation, MSU PLC, MSU Limited and MSU US. Historical financial information for periods prior to the Exchange has been presented as that of MSU Corporation as if MSU PLC and MSU Limited were owned by MSU Corporation during such periods. Unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of September 22, 1997.

EXCHANGE RATES

     MSU PLC and MSU Limited conduct a significant amount of their operations in pounds sterling. References to dollars in this Annual Report on Form 10-K are to US dollars and in many instances represent translations of pounds sterling into dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such dollar amounts. Unless otherwise stated, the translations of pounds sterling into dollars have been made at the average rate for the year indicated. The following table sets forth, for the periods indicated, certain information concerning the rates of pounds sterling per dollar:

Fiscal year ended     At end of      Average
       June 30          period        Rate(1)       High(2)        Low(2)
-------------------------------------------------------------------------
 1993                    .67          .63              .69              .50
 1994                    .65          .67              .68              .65
 1995                    .63          .63              .65              .61
 1996                    .65          .65              .64              .61
 1997                    .60          .61              .64              .59


(1) Represents the average of the rates on the last day of each month during the relevant period.

(2) Represents the highest and lowest rates used in the average rate calculation.

GENERAL OVERVIEW

     The Company designs and develops computer chips and chipsets principally for use in consumer electronics products. Most of the Company's chips incorporate multiple functions, eliminating the need for several or more chips and permit a more efficient printed circuit board design, a diminished risk of malfunction and error, and a lower cost.

     The Company also develops prototype electronic products with particular emphasis on prototype consumer electronic products. The prototype electronic products developed by the Company are almost exclusively based on the Company's proprietary chips and chipsets. Such prototype products are used for demonstration and marketing purposes in connection with presentations before consumer electronic manufacturers and others with an interest in the Company's chip technology and products.

     The Company has, to date, developed numerous consumer electronic products on its own behalf and on behalf of manufacturers pursuant to development contracts or arrangements with manufacturers based in China, Taiwan, Germany, the United States, Hong Kong and the United Kingdom. These contracts have Typically provided for the payment of development and/or license fees plus royalties based on sales of products utilizing the Company's chips or chipsets.

     During the year ending June 30, 1997, sales by Mitac, Inc., a Taiwanese corporation, ("Mitac") of Internet Access Devices utilizing the Company's software and manufactured by Mitac, commenced, but to date only a limited number of sales have been made. To facilitate the manufacture of the Internet Access Devices, the Company arranged for the sourcing and purchase of chips used in the Internet Access Devices which were sold to Mitac at cost. In the future it is expected that Mitac will purchase all such chips directly from United Micro Corporation or such other companies as agreed upon by the Company and Mitac.

     Other than as described above, no products developed pursuant to development contracts have been sold and no royalties have been received. In most instances, the Company has no control over a third party's manufacturing, marketing or purchasing decisions, and accordingly there can be no assurance that any developed products will be manufactured, marketed or sold. In fiscal 1997, the Company's revenues were derived from product development and license fees (37% of total revenue), chip sales (41% of total revenue) and other revenues (22% of total revenue).

     In October 1993, MSU Limited entered into several agreements with IBM pertaining to the development of software and hardware for consumer multimedia units using the Slipstream ASIC Chip - version 4.5. See "BUSINESS-Chip Technology". In April 1995, after all development projects contemplated by the agreements had been completed, IBM advised the Company that it had determined not to pursue, at that time, the consumer multimedia product market. IBM retains a non-exclusive license to use such intellectual property. Additionally any major enhancements to and replacement of such intellectual property as well as other technology developed by the Company must be offered first to IBM. The Company has offered its prototype Internet Access Device and related ISP Chip technology to IBM which offers were not accepted. The Company has not yet offered the Envoy Chip or the Wynpeg Chipset to IBM.

CHIP TECHNOLOGY

     Slipstream Application Specified Integrated Circuit ("Slipstream ASIC Chip"). The Slipstream ASIC Chip is a multi-function chip which provides graphics capability and high quality sound for multimedia systems. The Slipstream ASIC Chip incorporates (i) a video generator, that generates the video signal from digital information; (ii) a graphics accelerator, that controls memory and access to digital information allowing the manipulation and control of images; and (iii) digital signal processors, that allow the compression and decompression of data from CDs permitting the storage of massive amounts of data necessary for the storage and retrieval of images. These functions are typically achieved through the use of a group of chips in series.

     Computer image creation begins with the creation of pixels. Pixels are individual picture elements that make up a video display such as a computer or television screen. Each pixel contains information that is defined by the signal or program, such as a movie or video game, that it is displaying. The more information that may be held in each unit, the sharper and the more defined the image. As computer hardware is able to process the information in a signal or program with greater speed, the information projected in each pixel may be changed more quickly, creating an improved illusion of motion, animation and shading of images on the computer screen. The Slipstream ASIC Chip generates and processes the pixel information necessary for image creation and movement. Because conventional computer discs and storage devices are unable to store efficiently the additional amount of data necessary in each pixel and within each time frame to generate images adequately, the Company's Slipstream ASIC Chip makes use of CD technology and uses a CD interface and a graphics accelerator for enhanced retrieval. The Slipstream Chip further enhances retrieval from the CD using a digital signal processor that interfaces to a digital-to-analog converter and makes use of the advanced CD compression techniques. The signals are compressed to allow for more effective and efficient storage. The Slipstream ASIC Chip also includes algorithms which eliminate unimportant or redundant data so that storage space is not wasted.

     The Slipstream ASIC Chip-version 4.5 is available in silicon. The Company's prototype generic (Video) CD Player is based upon the Slipstream ASIC Chip. See "BUSINESS-Prototype Products".

     Internet Services Processor ("ISP Chip"). The ISP Chip is a version of the Slipstream ASIC Chip designed for use in Internet products such as the Company's prototype Internet Access Device. See "BUSINESS-Prototype Products". Prior prototype Consumer Internet Access Devices used the Slipstream ASIC Chip. The ISP Chip provides more Internet related features (at a lower cost) than the Slipstream ASIC Chip. The ISP Chip is a graphics and sound processor which also provides interfacing and logic for the CPU and system memory. The ISP Chip is available in Silicon. The Company is in the late stages of development of an ISP Chip version 2 and in the early stages of development of an ISP Chip-version 3. Such ISP Chips are intended to provide enhanced Internet features and capabilities.

     CD Services Chip ("Envoy Chip"). The Envoy Chip reduces the complexity in compact disc drive systems and the cost of interfacing to compact disc drives in both PC's and consumer CD products. The Envoy Chip replaces six chips typically used within a CD mechanism. The three principal electronic components of a compact disc player are the servo processor, signal processor and micro controller. The Envoy Chip provides the servo, signal and control functions. The Envoy Chip is also suitable for CD ROM applications as it can replace principal components along the data path. The Envoy Chip is available in Silicon.

     M-PEG Chipsets ("Wynpeg Chipsets"). The Wynpeg Chipset incorporates the Slipstream ASIC Chip and another non-proprietary chip that implements the decoding standards of the Motion Picture Experts Group (M-PEG"). M-PEG is an international standards body that defined a world-wide standard for the compression of video data called Philips White Book Video M-PEG Standard. The Company's Wynpeg chipset is capable of decompressing video signals in accordance with such standard. The Company intends to develop version 2 of the Wynpeg Chipset in the future. There can be no assurance that the development of such Wynpeg Chipset-version 2 will ever be commenced or completed.

PROTOTYPE PRODUCTS

     Generic (Video) CD Player. The prototype Generic CD Player, based on the Slipstream ASIC Chip, is a multi media product capable of use as a video CD player, audio CD player, and for a photo CD and Karaoke. This CD based multi media product consists of a conventional CD player equipped with an internal audio amplifier; a karaoke function which has the ability to run stereo sound track and produce graphics on the screen with overlaying text for lyrics; and a photo CD compatible with standard photo CDs and capable of supporting Kodak multi session-photo CDs. The prototype Generic CD Player operates with a standard television set.

     The Company has utilized the prototype Generic CD Player for demonstration purposes only. Specific products were designed and developed in connection with development contracts with two manufacturers in Taiwan and China, respectively. To date, no products have been manufactured for sale.

     Consumer Internet Access Device. The Company's prototype Consumer Internet Access Device (the "Internet Access Device") is a low cost, easy to use, small set top device which provides access to the Internet and on-line services via a telephone connection, standard television set and a hand held remote control unit. A keyboard is available at an additional cost to the consumer. Access to the Internet and on-line services is conventionally via PCs, which represent both a cost and technology barrier to many consumers. Prior prototype Internet Access Devices were based on the Company's Slipstream ASIC Chip; however, the most recent prototype Internet Access Device is based on the ISP Chip-version 2. It is anticipated that future generations of the prototype Internet Access Device will be based on the ISP Chip-version 3 or future generations and derivations.

     The Company has developed and is continuing to modify the software contained in its prototype Internet Access Device. The software is stored on memory chips and hard coded in the prototype Internet Access Device. The software enables users to interact with the Internet via its e-mail and browser functions. During the year ended June 30, 1997 the Company made releases of its software for use with production samples of its Internet Access Device. A significant release of the software was made in August 1997 for use in its customised Internet Access Devices which are now being manufactured by Mitac. Although there can be no assurance, it is anticipated that software updates and 'bug' fixes to Internet Access Devices sold and in use will be accomplished by downloading software via the Internet or from a licensed on-line or Internet service provider. Although steps will be taken by the Company to protect its software from unauthorized modifications, there can be no assurance that unauthorized modifications will not occur.

     The Company's ISP Chip prototype Internet Access Device has been demonstrated internationally to manufacturers and others. The Company has experienced significant interest in this prototype Internet Access Device and related technology. The Company has entered into contracts with American Interactive Media, Inc. a US corporation ("AIM") and Mitac for the development, manufacture and sale of customized Internet Access Devices. It is anticipated that Mitac will manufacture for sale all customized Internet Access Devices developed pursuant to both the AIM and Mitac agreements. During fiscal 1997 approximately 9,000 devices were manufactured and either sold by Mitac to one of its commercial customers or were purchased from Mitac by the Company and sold as production samples to other potential customers. No production samples have been approved yet pending final software release; however, the Company has received no indication of any material problems with such samples. There can be no assurance that the final production samples will be approved by either of these two companies or any other third parties; that orders once placed by a third party will not be cancelled; or that any products will be manufactured or sold to any third party.

     Consumer PC. The Consumer PC is a CD based consumer product compatible with most PC software and providing Internet connection capability, but operating via a standard television set. The Consumer PC resembles a VCR or CD player in both appearance and operation but serves in many capacities including as a video CD player and a PC CD ROM software disc player. The Consumer PC is not currently based on chip technology, but is based on system software designed by the Company. The Company plans to design a custom chip to incorporate the key features of the Consumer PC in the near future. The Company has participated in a Consumer PC product development arrangement with a German manufacturer. Development of the product has been completed. However, to date, no products have been manufactured for sale.

SUPPORT SERVICES

     The Company has provided and will continue to provide consulting and other development services pursuant to contracts entered into with consumer electronic manufacturers and others. Company employees assist in, among other matters, identifying trends in consumer preference and generating new product ideas. The Company is involved in the development of software compatible with certain of its products and intends to offer technical support to consumers of its products and hardware and software engineers; however, there can be no assurance that such activities will result in profits to the Company.

SUPPLY AND MANUFACTURING

     American Microsystems, Inc., a semiconductor manufacturer, has historically manufactured the Slipstream ASIC Chip-version 4.5 and the ISP Chip. Prior versions of the Slipstream ASIC Chip were manufactured by Toshiba and Es2. It is anticipated that United Micro Corporation, a Taiwanese chip manufacturer, will manufacture the majority of the ISP Chip-version 2, to be used in the customized Internet Access Device proposed to be manufactured by Mitac, and the Envoy chip. The Company has no written agreement with either American Microsystems, Inc. or United Micro Corporation. See "BUSINESS-Prototype Products-Consumer Internet Access Device". To date the Company has not experienced any significant problems obtaining the requisite number of chips for its operations, although its demands have been relatively limited. The Company has commenced discussions with other manufacturers for the production of other chips and chipsets should the need arise. Should demand for the Company's chips and chipsets increase significantly, there can be no assurance that the Company will be able to meet such demand, which could have a material adverse effect on the Company's business, financial conditions or results of operations. Furthermore, arrangements with new manufacturers could result in substantial delays, engineering charges and additional expenses.

     Mitac is the only present manufacturer of customized Internet Access Devices using the Company's chips and software. Should Mitac cease to manufacture the customized Internet Access Devices, the Company's business, financial conditions or results of operations would be adversely affected.

RESEARCH AND DEVELOPMENT

     Since 1992 the Company has been engaged in developing its own chips and prototype products. It has done so independently, pursuant to research and development contracts. Research is conducted at the Company's facilities located in Central Milton Keynes and Newmarket, England, through engineers and programmers employed by it as well as independent contractors. During the fiscal years ended June 30, 1995, 1996 and 1997, the Company expended approximately $1.3 million, $1.2 million and $1.4 million, respectively on unreimbursed research and development (which exclude all overhead costs other than employee, independent contractor, development tool and prototyping cost), all of which has been expensed. Approximately 56%, 28% and 40% of the amounts expended on research and development in the fiscal years ended June 30, 1995, 1996 and 1997, respectively, were customer sponsored.

     The multimedia, consumer electronics, computer and hardware and software industries are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products. The broad array of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until one or more such technologies gain widespread acceptance. The Company's success will depend upon its ability to anticipate such technological changes, adapt its products, introduce competitive products with features that meet changing customer requirements, and remain competitive in terms of price and product performance. There can be no assurance that the Company will be able to meet any of these demands. Any material failure of the Company to meet any of these demands would adversely affect the use and acceptance of the Company's chips and chipsets and the introduction and sale of products using the Company's chips or chipsets, and would increase the likelihood that competitive products would become broadly accepted. There can be no assurance that the Company will successfully anticipate technological changes or that products developed by others will not render obsolete or commercially unviable the Company's chips and chipsets and the products using such chips and chipsets.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's ability to compete successfully depends, in part, on its ability to protect its intellectual property and proprietary technology in the United Kingdom, the United States and other countries. The Company has no issued patents, other than its pending patent with respect to its Envoy CD Controller (see below), but relies on a combination of trade secret protection, confidentiality agreements and licensing agreements with strategic partners, employees, consultants, vendors and licensees. The Company believes that the two dimensional design representation prepared for each of its chips is protected under the UK Copyright, Designs and Patent Act of 1988, which requires no registration with respect to such technology, and that the three dimensional aspects of each of its chips, including the electronic routes in the silicon, are protected under the UK Topography Rights. The Company believes that its chip technology is entitled to comparable protection under the US Copyright Act of

1976 and the Semiconductor Chip Protection Act of 1984. Although the Semiconductor Chip Protection Act does not require registration, the failure to register results in the loss of benefits after the passage of two years from the first commercial sale of a chip. The Company has not registered any of its chips under such Act; however it intends to do so within the prescribed period. It is the Company's belief that patents for ASIC Chip technology are rarely granted because of rapid technology changes and the relative ease of designing around such patents. Despite this, the Company filed patent applications in the United Kingdom and the United States directed to the Slipstream ASIC Chip technology. The Company elected not to continue with the prosecution of these applications, due in large part to a lack of working capital, and the applications have been abandoned.

     A UK Patent application ( No.9706198.0 ) in respect of the Envoy CD Controller was filed on March 25, 1997 and will remain pending for twelve months from that date. It is the Company's intention to complete the filing of the necessary information to support this application within this period.

     No assurance can be given that any patent will issue from any application that may be filed, or that if a patent does issue, the claims will be sufficiently broad to provide effective legal protection or monopoly. In addition, no assurance can be given that any patent issued to the Company will not be challenged, invalidated or avoided by design-around efforts, that the rights granted under any such patent will provide competitive advantages to the Company or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies or that such patents will not be subservient to other dominant patents. Accordingly, the Company may be unable to protect certain technology relating to its chips.

     The Company's license agreements prohibit unauthorized disclosures of the Company's technology to third parties. In cases where the Company has contracted with third parties in foreign countries, these provisions may be difficult to enforce in such foreign countries despite the existence of any applicable international treaties or conventions designed to protect rights to technology. The Company is aware that third parties may attempt to reverse engineer the Company's technology. There can be no assurance that the Company's confidentiality agreements will not be breached, or that the Company would have adequate remedies for any such breach. There can be no assurance that the Company's technology may not otherwise become known or be independently discovered by competitors. Under United Kingdom law, copyrights and mask rights related to technology designed and developed by independent contractors, commissioned by the Company for such purpose, remain the property of the Company, unlike in the United States where an assignment of such rights from the independent contractor would be necessary to attain ownership of all such rights.

     The Company has registered trademarks for the names:

     (i) Wynpeg in the United Kingdom (Reg. No. 1572811, effective May 21 1994), Hong Kong (Reg. No. 06937/96, effective December 20, 1994), Taiwan (Reg. No. 00708445, effective April 1 1996) and the United States (Reg No. 74/718836, effective 25 March 1997).

     (ii) Slipstream in the United Kingdom (Reg No. 2114009) which is currently being advertised. The Certificate of Registration is expected in December 1997.

     In addition, applications have been filed for the registration of the Envoy trademark in the United Kingdom (Application No.217809 which the Company is informed by its Patent Attorneys is proceeding to acceptance), China (Application No. 970055064) and Hong Kong (Application No. 97/07465). Applications have also recently been filed to register the Envoy trademark in the European Community (Application No. 586107), the United States of America (Application No. 75/304,571), Japan (Application No. 124075/97), Taiwan (Application No. 86027777) and Singapore (Application No. s/6442/97).

     There can be no assurance that any of these trademark registrations will be accepted or, if accepted, will later not be cancelled or invalidated or that the Company's rights will not be subject to rights of prior users. The Company relies heavily on trademark protection under common law. There can be no assurance that such common law rights will not be limited or invalidated by third parties.

EMPLOYEES

     The Company has 16 employees, including four executive officers, two business development personnel, nine technical personnel and one administrator. The Company uses independent contractors for certain research and development matters.

     The Company is highly dependent on the experience of certain key personnel including certain of its executive officers and computer programmers, designers and engineers who contribute to the development and production of the Company's chips, chipsets and other products. If the Company were to lose the services of one or more of these key employees, before a qualified replacement could be obtained, its business could be materially adversely affected. The Company has entered into employment contracts with Messrs. Holloway, Snowdon, Phillips, Capaci and Peirson which restricts certain of their activities for one year after departure from the Company. See "EXECUTIVE COMPENSATION - Employment Agreements". The Company plans to obtain key-man life insurance on Wynford Peter Holloway, the Company's Chief Executive Officer, for $5 million for one year. The Company has no plans to obtain key-man insurance on any other key personnel. The multimedia, consumer electronics and computer industries are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel, whether for replacement purposes or for new positions, necessary for the Company's growth and success.

MARKETING

     The Company markets its chips and prototype electronic products through exhibitions at trade shows and direct selling to OEMs and potential licensees of its technologies. The Company targets corporations in the consumer electronic, multimedia, computer hardware and software industries.

     No Sales of Products that Employ the Company's Chips; Dependence on Third Parties; Adequacy of Insurance. Products that incorporate the Company's chips or chipsets have only been manufactured in pre-production quantities pursuant to development contracts and other arrangements. There can be no assurance that any of these products will ever be manufactured, marketed and sold to the public. In connection with the manufacture and sale of such products, the Company will be dependent upon the manufacturing, marketing, financial, technological and other abilities of third parties with which it has established, or is attempting to establish commercial relations to develop, manufacture and market products using the Company's chips or chipsets. If the Company is unable to establish the requisite third party commercial relations, products using its chips or chipsets may never be successfully manufactured, marketed or sold. If any such third party fails to commit sufficient resources to complete the proper development, manufacturing or marketing of such products, the Company's reputation, business relationships, and product acceptance could be adversely affected. In addition, the Company will have little, if any, control over the timing or methods employed in the manufacture marketing or sale of such products. Accordingly, if any products using the Company's chips or chipsets perform poorly, are inferior in quality or do not achieve market success such distractions may be associated with the Company's chips and chipsets. The Company continues to review the adequacy of its insurance coverage. Presently, the Company believes that its insurance coverage may be inadequate in light of current and prospective agreements. However it continues to endeavour to obtain adequate coverage, although no assurance can be given that adequate insurance will be obtained.

SERVICE PROVIDER

     The Company has no binding agreement with an Internet or on-line service provider. If customized Internet Access Devices using the Company's ISP Chip are ultimately manufactured and sold to consumers, arrangements with service providers will be required to ensure that a direct connection between a customized Internet Access Device and the Internet can be effected. Such arrangements will be between the service provider and either the Company, the manufacturer or purchasers of the Internet Access Device. There can be no assurance that satisfactory arrangements will be entered into with one or more service providers or that the Company will enter into any agreement directly with a service provider, which the Company believes would be preferable. A service provider may agree to use the Company's developed software, as is, or with minimal modifications; jointly to develop new software with the Company, or to develop its own software. It is possible that a service provider could elect to use the Company's software and retain the services of the Company for software, technical and development support. It is also possible that a service provider will purchase the Internet Access Device from the Company, the manufacturer or other party, develop and incorporate its own software and sell the Internet Access Device to consumers at a significantly lower price. Large service providers will likely prefer to have less dependence on the Company. There can be no assurance that a service provider will agree to use the Company's software and retain the Company's services for support, if agreed, which would likely result in greater potential revenues to the Company.

COMPETITION

     The market for multimedia, consumer electronics, computer and Internet products is highly competitive. Numerous competitors have commercialized, are developing or are expected to introduce hardware, software and other products that are or may be directly competitive with the Company's products. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company as well as substantially larger research and development staffs and facilities. These companies also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. The 3DO Company, C-Cube, and other companies are believed by the Company to be engaged in research and development of products with multimedia applications similar to certain of the Company's products. The Company also believes that Motorola, Inc., Sony Corp. and Cirrus Logic Inc., may be developing chips competitive with the Company's chips. Additionally numerous companies such as Web TV, ViewCall, Oracle, Sun Mircosystems, Microsoft and IBM are involved in the development, sale and/or provision of Internet access devices or alternative means of permitting access to the Internet, all of which do or could compete with the Company's Internet Access Device. Competitive factors could result in price reductions or increased spending on product development, marketing and sales that would adversely affect the Company's ability to compete and to be profitable. Accordingly, there can be no assurance that the Company will be able to compete successfully with its present competitors or potential competitors or that such competition will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, to the extent that any of the Company's competitors are able to develop products similar to the Company's products which become the industry standard, such competitor will have a competitive advantage over the Company.

SIGNIFICANT CUSTOMERS

     The Company has no customers to date that frequently and systematically purchase its products. The Company's revenue for the fiscal year ended June 30, 1997 was largely attributable to 4 customers. Such 4 companies were Mitac (Internet Access

Device royalties and chip sales), Zilog (product development), AIM (product development), and C-Cube (Envoy - product development). The Company has entered into written agreements with each of these customers. Unless the products developed or to be developed in conjunction with the above companies are manufactured, marketed and sold, no future revenue, other than development fees not yet paid, are likely to be received from any of these companies under existing arrangements. The Company could be materially adversely affected if no products developed in conjunction with these companies are ultimately manufactured, marketed and sold.

VARIABILITY OF OPERATING RESULTS

     If the Company is able to generate significant revenues, the Company expects that its operating results will fluctuate as a result of changes in composition of its revenues, the occurrence and timing of new product introductions, if any, by third parties that it develops products with, and the Company's expenditures on research and development. Should the Company derive revenue from sales of its chips and chipsets to and/or royalties or license fees from third parties, based on the sale of products utilizing the Company's chips and chipsets, the Company's revenue will vary with demand for such products. Any revenue may be affected by the seasonal nature of the market for consumer electronics, multimedia and computer products. Such demand may increase or decrease as a result of a number of factors that cannot be predicted and which are not within the Company's control, such as consumer preferences and product announcements by competitors.

     Modification of Auditors' Opinion; Going Concern. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements as of June 30, 1997, 1996, and 1995, which states "the Company has suffered and continues to suffer significant losses from its operations, has an accumulated deficit and revenue and cash flow from its operations have not developed to the point where the Company can internally fund its operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern." See "FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS.

     International Operations and Changes in Exchange Rates. The Company has entered into contracts with manufacturers located in the United States, Taiwan, Hong Kong, Germany and the Peoples Republic of China. The Company's international operations will subject it to various government regulations, export controls and the normal risks involved in international operations and sales. A majority of the Company's revenue to date has been received in US dollars; however, the Company's main operating subsidiary conducts business in pounds sterling. Any decline in the value of pound sterling against the US dollar will have the effect of decreasing the Company's earnings when stated in US dollars. The Company currently does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations and does not intend to do so in the immediate future.

ITEM 2.   PROPERTIES

     The Company presently leases:

(i) Approximately 2,900 square feet of office space at Elder House, 526-528 Eldergate, Central Milton Keynes, MK9 1LR, England. The lease is for a five year term expiring March 21, 2001 and provides for an annual rental of $45,700. The Company is also responsible for taxes, insurance and service charges which should approximate, in the aggregate, $36,000 annually. Management believes that this leased facility is suitable and adequate for its intended use, although as the Company grows, additional facilities will be sought.

(ii) Approximately 435 square feet of office and laboratory space at 8 Kings Court, Willie Snaith Road, Newmarket, England. The lease is for a three year term expiring February 9, 2000 and provides for an annual rent of $7,470. The Company is also responsible for taxes, insurance and services charges which should approximate, in the aggregate, $4,150 annually.

(iii) The Company also uses offices for its MSU US operations, located at the home of Gerald Capaci, in Raleigh, North Carolina. The Company has no lease and pays no rent for this facility.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any material pending legal proceedings.

     In September 1994, MSU PLC entered into a placement agent agreement with Millport Limited ("Millport"), believed by the Company to be a Liberian corporation (with a Channel Islands office address), which arrangement was amended and confirmed by the Company in June 1995 (collectively the "Millport Agreements"). Under the Millport Agreements, Millport agreed to place 2.2 million shares of the Company's common stock at $2.50 per share in a Regulation S offering. It is the Company's belief that Martin Miller, a former officer and director of the Company and a present stockholder of the Company, is affiliated with and controls Millport, directly or indirectly. In June and July 1995, the Company issued an aggregate 1,162,500 shares of common stock in connection with the Regulation S offering (although additional shares were issued in contemplation of subscriptions which were ultimately not received, which shares were subsequently cancelled). In June 1995, as part of such Regulation S offering, the Company issued 110,000 shares of common stock to two Liberian corporations in consideration of $275,000, which payment was never received.
In July 1995, and as part of such Regulation S offering, the Company issued 950,000 shares of common stock in consideration of three promissory notes representing an aggregate principal amount of $1,297,500. All three notes were due on December 31, 1995 and only $852,500 of the principal amount has been repaid. The three obligors on the notes are Liberian corporations. Limited information is obtainable regarding officers, directors and principal stockholders of these Liberian corporations. Due to a lack of working capital, the Company has been unable to proceed legally against the Liberian corporations although demands have been made to Martin Miller who has orally offered to pay various sums provided he is issued additional shares, and subject to additional conditions. The Company has not accepted any of such offers. Mr. Miller has also alluded to claims that customers of Millport may have against the Company although no specific claims have been made. The Company is unaware of any meritorious claims of merit that any such customers might have. An additional reason for not proceeding against potential defendants in this matter, to date, has been the likelihood that it would be unable to collect any judgment it might obtain against any of such potential defendants. The Company intends to proceed against these potential defendants to the extent prudent and reasonable as soon as it has sufficient working capital; however there can be no assurance that any action will be taken, that such action will not be barred by applicable statutes of limitation or that if successful, the Company will be able to collect upon any judgement it might obtain.

     The Company has no access to a significant portion of its corporate records, other than drafts and copies of certain documents, for the period from approximately September 1994 through December 1995, making it difficult to conclude that certain corporate matters were properly effected. The Company believes matters were effected properly; however it cannot confirm this with total certainty. The corporate records are currently in the possession of one of the Company's former New York law firms which refused, upon demand, to release such records until amounts allegedly due such law firm are paid. The Company intends to contest the amount allegedly due this firm based on the Company's belief that it was billed for many matters that were not authorized by the Company, some of which matters appear to have been rendered for or at the request of Martin Miller and/or Millport Limited. The Company believes such law firm also represents Martin Miller and represented Millport at the same time it represented the Company in connection with the Regulation S offering. Such law firm has never provided the Company with copies of the subscription agreements governing the acquisition of the shares in consideration of the three notes, referenced above, in connection with the Regulation S offering. The Company relied to a significant extent on this United States law firm in light of the fact that management and United Kingdom counsel had extremely limited knowledge of United States securities laws.

     In November 1994, the Company and certain of its stockholders received a written demand from Paragon Capital Corporation for $75,000 plus additional unspecified amounts based upon an alleged breach of contract entered into with MSU PLC and relative to public and private financing for MSU PLC. Paragon claims that the Company negotiated with a third party in breach of such contract. The Company's position was that Paragon failed to perform in accordance with the contract and that the contract was of no further effect. The Company advised Paragon that it did not believe it had any liability to Paragon. To the Company's knowledge, Paragon has taken no further action in connection with this claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Since May 24, 1995, bid and ask quotations of the Company's common stock have been reported by the National Association of Securities Dealers ("NASD") Electronic Bulletin Board. From November 2, 1994 through May 24, 1995 there was no "established public trading market", although bid quotations were reported sporadically in the "pink sheets" published by the National Quotation Bureau and on the NASD Electronic Bulletin Board. The Company's NASDAQ symbol is MUCP. The following table sets forth the range of high and low bid quotations without adjustment for retail mark-ups, mark-downs or commissions which do not necessarily represent actual transactions.

                                         Range of Bid Information
                                         High               Low
                                         ----               ----
Fiscal Year ended June 30, 1997:
     Quarter ended June 30, 1997        $ 4.19              $1.75
     Quarter ended March 31, 1997       $ 6.87              $2.25
     Quarter ended December 31, 1996    $10.50              $4.50
     Quarter ended September 30, 1996   $11.31              $7.87

Fiscal Year ended June 30, 1996
     Quarter ended June 30, 1996        $10.75              $4.38
     Quarter ended March 31, 1996       $ 5.63              $1.00
     Quarter ended December 31, 1995    $ 5.00              $3.03
     Quarter ended September 30, 1995   $13.75              $1.00


     On June 30, 1997 there were approximately 148 stockholders of record of the Company's common stock, including holders of record and participants in security position listings, but excluding those shares of common stock held in street name.

     The Company has never paid cash dividends on its common stock and does not anticipate it will do so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. The payment of future cash dividends by the Company on its common stock will be at the discretion of the Board of Directors and will depend on the Company's earnings (if any), financial condition, cash flows, capital requirements, and contractual prohibitions with respect to the payment of dividends and other considerations as the Board of Directors may consider relevant.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data has been derived from the financial statements of the Company. The financial statements for each of the fiscal years in the four-year period ended June 30, 1997 have been audited by Moore
Stephen Lovelace, P.L., independent certified public accountants. The financial statements for the fiscal year ended June 30, 1993 are unaudited, however the financial statements for MSU Limited for such period were audited by Michael Hoy FCA. The following selected financial data should be read in conjunction with and are qualified in their entirety by the MSU Corporation consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-K.



                                            Fiscal Years Ended June 30
                                  1997      1996      1995        1994      1993
                                  ----      ----      ----        ----      ----
                                                                        (unaudited)
                                 (in thousands of dollars, except per share data)

INCOME STATEMENT DATA

Total Revenue                    1,480        393     1,596        875       152
Loss from operations            (2,113)    (1,402)     (882)    (1,366)   (1,300)

Net Loss                        (2,107)    (1,397)     (878)    (1,365)   (1,296)

Primary loss per share           (0.13)     (0.10)    (0.07)     (0.31)    (0.38)

Fully diluted loss per share     (0.13)     (0.10)    (0.07)     (0.31)    (0.38)

BALANCE SHEET DATA (AT YEAR END):

Working Capital (deficiency)    (1,556)    (1,856)   (2,662)    (1,841)   (1,290)

Total assets                     2,086        164       363        197       229

Stockholders' deficit           (2,421)    (1,816)   (2,620)    (1,770)   (1,264)


Per share amounts were computed for 1993 on the number of shares outstanding at the end of the fiscal year

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-K contains forward looking statements that involve risks and uncertainties. The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-K are based on information available to the Company at the date of this report on Form 10-K, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business" and elsewhere in this report on Form 10-K. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-K.

OVERVIEW

     On October 3, 1994 MSU Corporation, formerly Capital Acquisition Company, acquired the outstanding capital stock of MSU PLC, the parent of MSU Limited (MSU PLC and MSU Limited referred to as "MSU"), through the issuance of 9,422,222 shares of its common stock. This transaction has been accounted for as a recapitalization of MSU, with MSU as the acquirer (a reverse acquisition) and accordingly, the historical consolidated financial statements through the date of the transaction are those of MSU. Shareholders' equity reflects the equivalent number of common shares received in the recapitalization and all references in the consolidated financial statements with regard to the number of shares of common stock have been restated to give retroactive effect to the transaction.

     The Company operates primarily through MSU Limited which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

     The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, MSU Limited and MSU US (collectively the "Company"). All significant intercompany accounts have been eliminated in the consolidated financial statements.

SIGNIFICANT RISKS

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30 1997, 1996 and 1995, the Company incurred net losses of approximately $2,107,000, $1,397,000 and $878,000, respectively. At June 30, 1997 there was an accumulated
deficit of approximately $7,133,000. Additionally, the Company has had recurring negative cash flows from operations. The Company expects that it is likely to incur net losses at least through the end of the first quarter of fiscal 1998 and possibly through that year as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond the first quarter of fiscal 1998 if anticipated revenues from development fees and royalties in respect of sales of the Envoy chip, or royalties and conditional and forecasted purchase orders of customized Internet Access Devices, are not realized. Such conditional and forecasted purchase orders in respect of the Internet Access Devices assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for the customised Internet Access Devices by consumers; satisfactory product performance, including chip and software performance; and the ability of the products to compete successfully in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond the first quarter of fiscal 1998 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

     The Company's strategy is to increase cash flow from operations through further development, upgrade and marketing of its chips and products incorporating such technology, with particular emphasis on the Envoy chip and on customised Internet Access Devices incorporating its ISP Chip-version 2. In order to support this strategy, the Company anticipates that if sales revenues are not generated in the coming months, it will, at least in the short term, have to continue to fund a significant portion of its operations through private sales of equity securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company also intends to further develop its infrastructure and organization to support its anticipated operations, although it has no funds to presently address these concerns.

     The markets for the Company's products have only recently begun to develop, are rapidly evolving and are highly competitive, with substantially all competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no assurance that the Company will be successful in addressing any of the foregoing risks, that it will be successful in implementing its strategy, that any of its current agreements with third parties will ever produce revenue for the Company, that it will ever achieve profitability or that it will be able to continue as a going concern. See Report of Independent Auditors and Company's financial statements appearing elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

REVENUES

     The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the years ended June 30, 1997, 1996 and 1995 were approximately $1,480,000, $393,000 and
$1,596,000 respectively. In fiscal 1997 the revenues were derived principally from chip sales, license and development fees, and royalty fees paid in connection with the sale of customized Internet Access Devices. In fiscal 1996, revenues were derived principally through development arrangements in which the Company performed engineering and design work for its customers for a development fee and, in fiscal 1995, from chip sales in connection with a development arrangement. Typically, the Company's development arrangements also provide for royalties and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, apart from the royalties received in 1997 in connection with the sale of the Internet Access Devices, none of these development arrangements have resulted in royalty or continuing license revenue to the Company. The Company would be materially adversely affected if customers fail to manufacture, market or sell products developed in conjunction with the Company.

     During the years ended June 30, 1997, 1996 and 1995 the Company's revenues were principally derived from four, three and two customers, respectively. Because of the concentration of its revenues in such a small number of customers, the loss of one customer could have a material adverse effect on the Company's business.

     The Company's revenues by geographic region during the years ended June 30 1997, 1996 and 1995 were approximately as follows:

Location            1997($)        1996($)        1995($)
---------------------------------------------------------

Europe               --           110,000        440,000

Far East           730,000          --           640,000

North America      750,000        280,000        520,000

     The Company's revenues decreased approximately 75% in 1996 compared to 1995. The decrease was largely attributable to the fact that the Company was devoting its efforts and limited capital to the initial phases of its development arrangements with new customers involving the further development of certain of its core technologies, including the development of a new version of its ISP chip and its prototype Internet Access Device. The approximate 280% increase in revenue in 1997 compared to 1996 is primarily a reflection of the low revenue in 1996, but it does include royalties in respect of product sales and fees from development contracts which the Company anticipates will provide continuing revenue streams into 1998 and subsequent years. It should be noted however that the Company's revenues in 1997 are lower than previously forecasted because of increased lead time to market for the Internet Access Device resulting from the incorporation of enhanced technology features.

COST OF REVENUES

     The cost of revenues for the years ended June 30, 1997, 1996 and 1995 were approximately $651,000, $66,000 and $604,000 respectively. As a percentage of revenues, cost of revenues were approximately 44% in 1997, 17% in 1996 and 38% in 1995. The cost of revenue fluctuations are due to variations in gross margins as between chip sales, support services and development services. The gross margin on development and support services is approximately 90% to 95% while the gross margin on chip sales until 1997 was usually approximately 48% to 54% depending on the number and type of chips purchased. However, in fiscal 1997 most of the chip sales (approximately $600,000) were to Mitac and were sold at cost.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses generally consist of expenditures, relating to the Company's independent development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, the Consumer PC, and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the years ended June 30, 1997, 1996 and 1995 research and development costs were approximately $1,386,000, $1,248,000 and $1,297,000, respectively. As a percentage of revenues, research and development expenses were approximately 94% in 1997, 318% in 1996 and 81% in 1995. The fluctuations from year to year reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. In order to remain competitive in its business, the Company anticipates that research and development expenditures in the foreseeable future will be a minimum of $1,200,000 per year.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

     Selling general and administrative expenses were approximately $1,486,000, $404,000 and $520,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Selling general and administrative expenses consist of advertising and promotion costs, communication, rent and occupancy costs, and professional fees. In 1997 this category of expense is higher than in 1996 primarily due to significantly increased costs associated with sales, marketing and promotion which are charged to operations as incurred (the Company exhibited at two consumer electronics shows in the year in Las Vegas), and professional costs incurred in the preparation of prior years delinquent Exchange Act periodic reports. In 1995 this category of expense was higher than 1996 because of the costs associated with the Exchange.

DEPRECIATION EXPENSE

     Depreciation expense was approximately $44,000, $32,000 and $21,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Depreciation is calculated using the straight line method over the estimated useful lives of the Company's depreciable assets which consist principally of electronics equipment used in the design and testing of the Company's products.

INTEREST EXPENSE

     Interest expense was approximately $26,000, $45,000 and $35,000 for the fiscal years ended June 30, 1997, 1996 and 1995. The interest expense in 1997 is principally due to the interest of $17,600 paid in respect of certain bridge financing. In the event the Company's note holders do not convert their notes into equity, interest expenses will continue to rise until such notes are paid.

     In addition, the Company has borrowed funds from time to time for working capital under various secured credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the National Westminster Bank PLC prime rate. All such borrowings have been subject to the bank's discretion, collateralized by a floating debenture on substantially all of the assets of the Company and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations almost exclusively through private sales of equity and debt securities. For the fiscal year ended June 30, 1997, cash used in operating activities of approximately $2,911,000 was primarily attributable to the Company's net loss for the fiscal year and to the costs associated with the issuance of its 10% Convertible Notes. Cash used in investment activities of approximately $77,000 for the fiscal year ended June 30, 1997 related primarily to the acquisition of electronics equipment. Cash flows from financing activities of approximately $3,851,000 in the fiscal year ended June 30, 1997 were primarily attributable to the issuance of shares of common stock of the Company ($1,477,001) and to the issuance of its 10% Convertible Notes ($1,829,742).

     Capital expenditures were approximately $77,000 for the fiscal year ended June 30, 1997. The Company currently estimates that capital expenditures for fiscal 1998 will be approximately $150,000 to $200,000. The Company has no material commitments, other than operating leases and four employment agreements.

     As at June 30, 1997 the Company's principal source of liquidity was approximately $859,000 in cash. Since June 30, 1997 additional liquidity has been provided from a further issuance of 10% Convertible Notes ($470,000) and $79,000 from the sale of additional equity in the Company.

     The Company believes that the cash flows expected to be generated by operations through the remainder of fiscal 1998 will be sufficient to meet a significant portion of its cash needs for working capital and capital expenditures for the remainder of fiscal 1998. The preceding statement is a forward looking statement which assumes the realization of revenue from conditional and forecasted purchase orders. Such forward looking statement is subject to certain risks and uncertainties which could cause actual results to differ materially from those set forth, including, but not limited to, approval of final production samples of the Envoy chip and customized Internet Access Devices by potential customers; acceptance by and demand for such product by consumers; satisfactory product performance; and the ability of such products to successfully compete in an extremely competitive market place. To satisfy the balance of the Company's liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities to the extent the Company is able to do so, of which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page F-1

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In March 1996, the Board of Directors of the Company approved the engagement of Moore Stephens Lovelace, P.L. as auditors of the Company's consolidated audited financial statements for the fiscal year ended June 30, 1995. Subsequently such auditors were engaged to undertake the audit of the Company's consolidated financial statements for the fiscal years ended June 30, 1996 and 1997. The consolidated audited financial statements for the fiscal year ended June 30, 1995 are for the consolidated group as if MSU PLC and MSU Limited were owned by MSU Corporation during the first portion of the fiscal year ended June 30, 1995 prior to the Exchange in October 1994.

     In February 1996, MSU's prior auditors, Coopers & Lybrand LLP (which audited the financial statements of Capital Acquisition Company prior to the Exchange in October 1994), declined to stand for re-election as auditors in connection with the preparation of the Company's consolidated audited financial statements for the fiscal year ended June 30, 1995.

     There have been no disagreements between management and Coopers & Lybrand LLP, or any predecessor firm, for any periods which they audited as set forth below, in connection with Capital Acquisition Company's audits and any subsequent interim period preceding the engagement of Moore Stephens Lovelace, P.L. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of a nature which if not resolved to the satisfaction of Coopers & Lybrand LLP would have caused it to make reference in connection with its report to the subject matter of the disagreements. Coopers & Lybrand LLP's report on the financial statements of Capital Acquisition Company for the fiscal years ended February 28, 1993, February 28, 1994 and June 30, 1994 (a four month period) have not contained an adverse opinion or a disclaimer of opinion and none of such reports was qualified as to uncertainty, audit scope or accounting principles; except, however, that the reports of Coopers & Lybrand LLP for such periods express an uncertainty as to Capital Acquisition Company's ability to continue as a going concern.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company (and their respective positions within MSU PLC, MSU Limited and MSU US Operations Inc.) and their respective ages are as follows:



Name                     Age       Position

Wynford Peter Holloway   48        President, Chairman, Chief Executive Officer
                                   and Director of the Company, Chairman of MSU
                                   PLC and MSU Limited, and President of MSU US
                                   Operations Inc.

Jeremy Miles Simpson     63        Deputy Chairman of the Board of Directors of
                                   the Company

William Derek Snowdon    43        Secretary and Director of the Company,
                                   Secretary of MSU PLC and MSU Limited, and a
                                   Director and Secretary of MSU US Operations
                                   Inc.

Richard Horby Phillips   51        Principal Financial Officer and Director of
                                   the Company, Director of MSU PLC and MSU
                                   Limited and a Director and Treasurer of MSU
                                   US Operations Inc.

Gerald J. Capaci         40        Vice President of Marketing and Business
                                   Development, Director of the Company and Vice
                                   President of MSU US Operations Inc.

Appointed since June 30, 1997

Keith Peirson            55        Managing Director of the Company

Fred Kashkooli           57        Director of the Company


Wynford Peter Holloway has served as Chief Executive Officer and a director of the Company since October 1994, and as Chairman of MSU PLC and MSU Limited since June 1994 and March 1991,respectively. He has been president of MSU US Operations Inc. since its incorporation in February 1997. Mr. Holloway is the founder of MSU Limited. From 1991 through 1992, Mr. Holloway was a self-employed design consultant providing professional design services to clients in the computer peripherals business.

Jeremy Miles Simpson MA (Cantab) was appointed a director and Deputy Chairman of the Company effective July 1, 1997. Mr. Simpson, who is a Freeman of the City of London, was executive chairman of Gordon Russell Plc., a UK publicly quoted company, from 1986 to 1989, prior to the sale of the company. Since that date Mr. Simpson has held a number of non-executive directorships with smaller growing and developing companies in the UK and Europe.

William Derek Snowdon LLB has served as secretary and a director of the Company since October 1994 and as secretary of MSU PLC and MSU Limited since June 1994 and March 1991, respectively. He was appointed a director and secretary of MSU US Operations Inc. on its incorporation in February 1997. Mr. Snowdon is a solicitor and has been a partner with the firm of Phoenix Walters for the past 15 years. Mr. Snowdon's practice focuses on commercial contracts and intellectual property law. In addition Mr. Snowdon is a non-executive director of two Regional Enterprise Agencies in the United Kingdom.

Richard Horby Phillips FCA has served as principal financial officer and a director of the Company since January 2, 1997 and also as a director of MSU PLC and MSU Limited since that date. He was appointed Treasurer and a director of MSU US Operations Inc. on its incorporation in February 1997. Mr. Phillips is a chartered accountant who was with Coopers & Lybrand for 25 years. Mr. Phillips was a partner in their London office from April 1983, providing advisory and audit services to both public and private companies until August 1994 when he formed his own firm to continue providing financial advice to emerging growth companies in the US and UK. Mr. Phillips also currently serves on the Board of five other UK companies.

Gerald J. Capaci has served as a director of the Company since February 1997. He has also served as a director and vice president (business development and marketing) of MSU US since its incorporation in February 1997. Prior to February 1997, Mr. Capaci spent over 10 years with IBM where he was most recently Strategic Relationship Manager of their Internet Division where he was responsible for assessing the technical, business and strategic value of contracting with other software companies with special emphasis on internet companies.

Keith Peirson has served as a director of the Company since September 1997 and has been appointed the group's managing director. From 1995 to 1997, Mr. Peirson acted as an independent consultant to various companies involved with the distribution of computer products, construction of building facades and automotive security. Mr. Peirson has previously served as managing director of other companies in the electronics field, including Farnell Electronic Services, where he spent 24 years, and Arrow Electronics (UK) Limited from 1991 to 1994.

Fred Kashkooli has served as a director of the Company since August 1997. Mr. Kashkooli has been an independent management consultant since 1991 and has over twenty eight years of experience in the areas of microprocessors, memory, logic, analog design, manufacturing, CAD design packaging, testing and marketing. from 1984 to 1991, Mr. Kashkooli was Senior Vice President of Research and Development at GE Intersil, responsible for design, manufacturing and strategic marketing for analog and digital products. Additionally, Mr. Kashkooli managed design centers in Singapore, New Jersey, North Carolina and Florida. From 1980 to 1984, Mr. Kashkooli was a director of the microprocessor and memory division of GE Intersil. Prior to this he worked ten years at Sygenetics, a corporation engaged in the manufacture of semi-conductor chips. Mr. Kashkooli holds a BS in Electrical Engineering from California State University.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's other executive officers receiving in excess of $100,000 in total annual salary and bonus (collectively the 'named executive officers'):

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION


                                                                           Other
                                                                           Annual
Name                  Fiscal            Salary           Bonus         Compensation
                       Year             ($)(1)            ($)                ($)(2)

Wynford Peter
Holloway               1997           112,000              -               29,000
                       1996           112,000              -               17,072
                       1995           112,000              -               24,083

Keith Charles Hall     1997            48,000*             -                9,000*
                       1996            96,000              -                8,000
                       1995            96,000              -                4,400

Richard Horby Phillips 1997            41,500*             -                7,470*

Gerald J Capaci        1997            47,000*             -                3,500*



* Part of the year; to or from date of resignation/appointment

(1) All salaries and other annual compensation were paid by MSU Limited or MSU US Operations Inc.

(2) Represents personal benefits in addition to salary. Of Mr. Holloway's personal benefits, 51% of the 1995 amount was for house rental expense; 40% and 60% of the 1996 amount were for a company car and house rental expense, respectively. The 1997 amount is in respect of a car allowance. Of Mr. Hall's personal benefits, 100% of each of 1995, 1996 and 1997 amounts were for a car allowance. All of Mr. Phillips benefits were in respect of a car allowance and all Mr. Capaci's personal benefits are in respect of contributions to a personal retirement plan.

LONG TERM COMPENSATION

Other than in respect of the stock options, details of which are set out on pages 31 to 32, there were no long term compensation awards or payouts in any of the years ended June 30, 1997, 1996 or 1995.

EMPLOYMENT AGREEMENTS

     Effective September 1, 1994, MSU PLC entered into employment agreements with each of Wynford Peter Holloway, Keith Hall and William Snowdon providing for annual base salaries (subject to annual increases within the discretion of the Board of Directors) of $206,670, $132,800 and $33,200 respectively (as adjusted), which base salary requirement was waived by each of Messrs. Holloway and Hall for the first three years of the employment term. Subject to earlier termination as provided in the agreements, the agreements are each for a three year period ending August 31, 1997. Unless terminated in accordance with the agreements, each agreement renews for a further period of three years on each anniversary of the commencement date.

     On January 6, 1997 the employment contract with Mr. Hall was terminated, by mutual consent, effective December 31, 1996.

     Effective January 2, 1997 MSU Limited entered into an employment agreement with Richard Horby Phillips providing for an annual base salary of $107,900, subject to annual increases within the discretion of the Board of Directors. During an initial period, which is still continuing, Mr. Phillips is to receive a lower base salary at the annual rate of $83,000 as he is unable to devote all of his time to the Company's affairs due to other commitments. At present Mr. Phillips is devoting approximately 4 days a week to the Company's affairs.

     In September 1997 MSU Limited entered into an employment agreement with Keith Peirson providing for an annual base salary of $160,000, subject to annual increases within the discretion of the Board of Directors.

     All of the above agreements with Messrs. Holloway, Snowdon, Phillips and Peirson, also provide for a car allowance or use of an automobile, including reimbursement of any automobile expenses, and participation in bonus plans when and if formulated by MSU PLC or MSU Limited. MSU is also obligated to provide private medical coverage and life insurance. For one year after termination, the executives are restricted from holding a material interest in any competitor, seeking or receiving orders for any products or services produced or marketed by MSU PLC or MSU Limited six months prior to termination of the executive.

     Effective January 29 1997, MSU Limited entered into an employment agreement with Gerald J Capaci providing for an annual base salary of $125,000, subject to annual increases within the discretion of the Board of Directors. In addition, the Company will make an annual nondiscretionary contribution to a retirement plan for Mr. Capaci at a rate of 7.5% of his annual salary and will establish and maintain a medical benefits plan for Mr. Capaci, his spouse and dependent children.

COMPENSATION OF DIRECTORS

     Directors are reimbursed for all reasonable expenses in attending each Board Meeting.

STOCK OPTION GRANT TABLE

The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended June 30, 1997

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                             Percent of                                                            Potential Realizable Value
            Number of        Total                                                                 at Assumed Annual Rate of
            Securities       Options                                                               Stock Price Appreciation
            Underlying       Granted to                                     Market                 for Option Term
            Options          Employees               Exercise or            Price on               ---------------
            Granted          in Fiscal               Base Price             Date of     Expiration
                             Year                    ($ per share)          Grant       Date       0%($)     5%($)      10%($)
Name

Wynford      150,000         23.0%                   $2.12                  $2.12      4/18/02         -       87,858    194,142
Peter        (Note 1)
Holloway      20,000          3.1%                   $3.25                  $3.25      6/24/02         -       17,958     39,683
             (Note 2)

William       20,000          3.1%                   $3.25                  $3.25      6/24/02         -       17,958     39,683
Derek        (Note 2)
Snowdon

Richard      100,000         15.3%                   $2.12                  $2.12      5/11/02         -       58,572    129,428
Horby        (Note 3)
Phillips

Gerald J     300,000         46.0%                   $2.12                  $2.12      5/11/02         -       58,572    129,428
Capaci       (Note 3)

Jeremy        62,500          9.5%                   $2.12 (50,000)         $2.12      5/11/02         -       29,286     64,714
Miles        (Note 4)                                $2.37 (12,500)         $2.37      6/30/02         -        8,785     18,086
Simpson


(1) The stock options granted to Mr. Holloway (50,000) and to the Employee Trust (100,000), in which Mr. Holloway has an interest as the Settler and as a potential beneficiary, on May 12, 1997 were in consideration of the benefits derived by the Company from the provision of personal guarantees by Mr. Holloway and security given by the Trust to secure a loan facility for the Company.

(2) The stock options granted to Mr. Holloway and Mr. Snowdon were in consideration for the benefits derived by the Company from their agreeing to certain additional restrictions on their disposing of their existing holdings of shares of common stock in the Company; this being one of the conditions attaching to the issuance of the 10% Convertible Loan Notes on June 25 1997.

(3) The stock options granted to Messrs. Phillips and Capaci are in accordance with the provisions of their employment contracts with the Company. Mr. Phillips has been granted options in respect of 100,000 shares of common stock exercisable between November

11, 1997 and May 11, 2002. Mr. Capaci has been granted options in respect of 300,000 shares of common stock of which 100,000 are exercisable between November 11, 1997 and May 11, 2002; the options in respect of the other 200,000 shares of common stock vest as to 100,000 after January 1998 provided that the Company's share price has been quoted at $15.00, and 100,000 after January 1999 provided that the Company's share price has been quoted at $20.00.

(4) The stock options granted to Mr. Simpson were in consideration of his agreeing to subscribe for 79,012 shares of common stock of the Company on May 12, 1997 and 48,012 shares on June 4, 1997.

(4) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the assumption that the Company's common stock will appreciate in value from the date of the grant to the end of the option term (five years from the date of the grant) at annualized rates of 5% and 10% (total appreciation of approximately 28% and 61%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the common stock.

STOCK OPTION EXERCISES AND HOLDINGS TABLE

     The following table provides information concerning the values of unexercised options held by the named executive officers at June 30, 1997. No options were exercised by such officers during the Company's fiscal year ended June 30, 1997

FISCAL YEAR-END OPTION VALUES
                     Number of Unexercised           Value of Unexercised
                           Options                   In-the-Money Options
Name                 at Fiscal Year End (#)          at Fiscal Year End ($)(1)
------------------------------------------------------------------------------
                   Exercisable    Unexercisable     Exercisable    Unexercisable
                   -------------------------------------------------------------
Wynford Peter
Holloway               100,000        170,000(2)          -            78,375

William Derek
Snowdon                100,000         20,000             -             6,250

Richard Horby
Phillips                              100,000                         144,250

Gerald J Capaci                       300,000                         144,250

Jeremy Miles
Simpson                                62,500                          87,031


In September 1997 Keith Peirson was granted options to purchase 300,000 shares of the Company's common stock at the closing price at the date of the grant. The options are exercisable as to 100,000 from July 1, 1998, 100,000 from July 1, 1999, and 100,000 from July 1, 2000. The options expire in September 2002.

(1) Values stated are based on the average bid and ask prices of $3.56 per share of the Company's common stock as reported by Bloomberg Financial Inc. on June 30, 1997, the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year. No value is attributed to option shares where the option price is higher than the market value.

(2) The Stock options above attributed to Mr. Holloway include 100,000 granted during the year ended June 30, 1997 to a Trust in which Mr. Holloway has an interest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has no compensation committee. During fiscal 1997, Messrs. Holloway, Snowdon, Hall (to December 31, 1996) and Phillips (from January 2,
1997) representing all of the Company's directors and executive officers, participated in deliberations of the Board of Directors concerning executive officer compensation.

     Since October 1994, the law firm of Phoenix Walters Solicitors has regularly rendered legal services as counsel to the Company. W.D. Snowdon , a director and executive officer of the Company, is a partner of Phoenix Walters Solicitors.

     Between September 1994 and March 1995, Mr. Phillips provided consultancy services to the Company for which he rendered invoices for $16,500. As of September 1997, the amount remained unpaid.

     In November 1992, MSU Limited, Mr. Holloway, TXC Corporation and a third party entered into an agreement relating to the development of a CD based multisystem. Such agreement contemplated that a new entity, owned 46% by Mr. Holloway, 46% by TXC Corporation and 5% by the third party, would develop and own such project, however, MSU Limited, Mr. Holloway and TXC Corporation subsequently agreed that MSU Limited would independently develop and own the product. The third party never performed under the November 1992 agreement and, accordingly MSU Limited's position is that such third party has no rights or claims under such agreement. TXC Corporation and Mr. Holloway agreed to indemnify MSU Limited in connection with any claim made by such third party. Pursuant to the November 1992 agreement, TXC Corporation contributed $1,541,910 to MSU Limited. Pursuant to a June 1993 agreement, restating the 1992 agreement, TXC Corporation loaned $618,000 to MSU Limited. Of the $2,159,910 aggregate capital contribution, $1,400,000 is represented by an unsecured, interest free loan payable to TXC Corporation at such time as the Company is reasonably able to do so without jeopardizing its financial condition, and the balance was an equity contribution. Pursuant to a March 1994 agreement, TXC Corporation agreed to waive certain rights under the November 1992 and June 1993 agreements in exchange for 550,000 shares of MSU Limited stock and certain additional consideration. TXC Corporation has waived any claims it may have had to such additional consideration. The MSU Limited stock issued to TXC Corporation was exchanged for MSU PLC stock in June 1994 and the MSU PLC stock was exchanged for Company common stock in October 1994 in connection with the Exchange. TXC Corporation is a principal stockholder of the Company and holds a non-exclusive license to use the Wynpeg Chipset technology in connection with the manufacture of video CD players. Such license was granted to TXC Corporation in connection with a development contract entered into in July 1994.

     In August 1997, Mr. Holloway agreed to the terms of settlement of a loan made in May 1994 by Sabre Advanced Micro Electronics Ltd., an agent for Americn Micro Systems Inc. (which until 1996 was the Company's principal chip manufacturer) in the approximate amount of $231,000. Settlement was effected by the transfer of 70,000 shares of common stock of the Company owned by Mr. Holloway. The pledge of all of the shares of common stock of Mr. Holloway given as security for the loan was released as part of the settlement terms. Mr. Holloway loaned approximately $68,000 of the loan proceeds to MSU Ltd. in July 1994 on an unsecured interest free basis. At September 1997, approximately $3,000 was outstanding under that loan.

     In June 1996, MSU Limited obtained a $76,000 credit facility from National Westminster Bank Plc. The credit facility was secured by a floating debenture on all of the Company's assets and the personal guarantees of each of Messrs. Holloway, Hall and Snowdon. The Guarantees of Messrs. Hall and Snowdon were secured by a pledge of the shares of Company common stock. In consideration of the benefit derived by the Company as a result of the guarantees provided by these directors, each of the directors concerned was granted, effective June 7, 1996, an option to acquire 100,000 shares of Company common stock at an exercise price of $5.00. The options are exercisable in full commencing on June 7, 1997 and expire on June 6, 2001. The credit facility expired in August 1996 at which time there were no amounts outstanding under the facility. A security interest remains in place with the Bank to serve as collateral for additional credit facilities requested by the Company and approved by the Bank. The pledged shares have been released.

     On October 14, 1994 the Company completed an exchange of all the shares of MSU PLC for 9,422,222 shares of the Company's common stock pursuant to an Exchange Agreement. After the Exchange, the former stockholders of MSU PLC owned approximately 73.6% of the Company's common stock. Such stockholders presently own approximately 51.5% of the Company's common stock. Upon completion of the Exchange, Mr. Holloway, an officer and director of the Company, TXC Corporation, and the Employee Discretionary Trust became the owners of more than five percent (5%) of the Company's common stock. Additionally, each of Keith Hall and William Snowdon, officers and directors of the company, received 515,277 shares in connection with the Exchange. All of MSU PLC shares were acquired in June 1994 in exchange for shares in MSU Limited.

          In September 1996, approximately $163,000 was loaned to the Company by the Employee Trust. This loan was unsecured, interest free with no date fixed for repayment. In July 1997, approximately $33,000 was repaid and the balance remains outstanding.

     In consideration of the benefit derived by the Company as a result of the above interest free loan of $160,000 and the guarantee provided by the Employee Trust, the Trust was granted an option to acquire 100,000 shares of the Company's common stock at an exercise price of $2.12 the market price of the Company's common stock on the date of grant. The options are exercisable in full commencing on November 11, 1997 and expire on May 11, 2002.

     In February, 1997 the Company sold 12 Promissory Notes each in the amount of $50,000 and each bearing interest at 8.5% per annum and which were due to mature in February 1998. Security for the borrowings was the Company's shares of its subsidiaries together with 235,000 shares of common stock of the Company which are owned by the Employee Trust. The Promissory Notes were repaid in June 1997 and no amount is now outstanding.

     In September 1996 the Company sold 50,000 shares of common stock for $250,000. This transaction was subsequently rescinded and the Company was indebted to the purchaser for $250,000. Payment was guaranteed personally by Mr. Holloway and was paid in full in July 1997. In consideration of the benefit derived by the Company as a result of the above guarantee, Mr. Holloway was granted an option to acquire 50,000 shares of the Company's common stock at an exercise price of $2.12, being the market price of the shares of common stock in the Company at the date of grant. The options are exercisable in full commencing on November 11, 1997 and expire on May 11, 2002.

     On June 25, 1997, as part of the Placement Agent Agreement with Capitol Bay Securities in connection with the issuance of the Company's 10% Convertible Notes, Messrs. Holloway and Snowdon agreed to restrictions on their rights to sell, or otherwise dispose of, the Company's shares of common stock registered in their respective names. In consideration for the benefit derived by the Company for their agreeing to these restrictions, Messrs. Holloway and Snowdon were each granted options to acquire 20,000 shares of the Company's common stock at $3.25 per share, the market price of the shares on the date of agreement. The options are exercisable in full commencing on December 25, 1997 and expire on June 24, 2002.

     The Company believes that the abilities of the foregoing members of the Board of Directors to make fair compensation decisions have not and will not be compromised by the relationships referred to above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of the date of this report on Form 10-K, by (i) each person known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.



                                                   Shares Beneficially                Percentage of Class
Name of Beneficial Owner                                   Owned                         (See Note 3)
---------------------------------------------------------------------------------------------------------
*Wynford Peter Holloway                                 5,057,777(1)(2)(3)(4)(5)              31.5%

*William Derek Snowdon                                    522,277(3)(4)(5)                     3.3%

*Jeremy Miles Simpson                                     307,068(3)(4)                        1.9%

*Richard Horby Phillips                                   100,000(3)                           0.6%

*Gerald J. Capaci                                         100,000(3)                           0.6%

*Keith Peirson                                                   (4)

*Fred Kashkooli                                                  (7)

Peter Brian Weber and                                   2,769,444(2)(3)                       17.2%
Vivian George Bines as
Trustees for the Employee Trust
48 The Parade, Cardiff CF2 3AB
England

TXC Corporation                                         2,208,333                             13.7%
5F No. 15 SEC 2
Chung Yang S Road
Peitoi, Taipei, Taiwan

McLaughlin Group LLC
13750 US 281 North #660
San Antonio Texas 78232                                 2,250,000(6)                          14.0%

*All Directors and Executive
Officers as a group (7 persons)                         6,102,122                             37.9%


(1) Mr.Holloway owns 2,138,333 shares of record. Mr. Holloway's shares have been pledge as security for a loan from Sabre Advanced Microelectronic Limited. See 'EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation' Pursuant to an unwritten agreement and understanding, Mr. Holloway shares voting and dispositive power with respect to the shares held by the Employee Trust.

(2) The Employee Trust constituted by a Trust Deed dated May 24, 1994 (of which Wynford Peter Holloway was the Settlor), is in favour of all past, present and future employees of MSU Limited and MSU PLC and any subsequent companies and their spouses and children. No allocations under the Trust have been made. Under the Trust Deed and so long as Mr. Holloway is living, his consent, as Settlor, is required for the appointment of beneficiaries and the appointment of new trustees. The Trustees also have the authority to delegate powers to Mr. Holloway. Pursuant to an unwritten agreement and understanding, Mr. Holloway shares voting and dispositive powers with respect to the shares held by the Employee Trust.

(3) For the purpose of the above table, a person or group of persons is deemed to have 'beneficial ownership' of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of such persons has the rights to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. Accordingly the above table includes the following shares issuable pursuant to options which are now exercisable, or are exercisable within 60 days hereof.


Name                          No. of Shares
-------------------------------------------
Wynford Peter Holloway        150,000

William Derek Snowdon         100,000

Jeremy Miles Simpson           50,000

Peter Brian Weber and         100,000
Vivian George Bines

Richard Horby Phillips        100,000

Gerald J Capaci               100,000


(4) Excludes the following shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).

Name                          No. of Shares
-------------------------------------------
Wynford Peter Holloway         20,000

William Derek Snowdon          20,000

Jeremy Miles Simpson           12,500

Gerald J Capaci               200,000

Keith Peirson                 300,000

(5) See 'Executive Compensation-Compensation Committee Interlocks and Insider Participation' regarding a potential pledge arrangement with National Westminster Bank Plc. covering shares held by Mr. Holloway and Mr. Snowdon.

(6) Includes 650,000 shares issuable pursuant to a currently execisable warrant to purchase 650,000 shares of Company common stock at $1 each

(7) Mr. Kashkooli is the beneficial holder of $24,000 10% Convertible Notes which are convertible into 8,000 shares of the Company's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Martin Miller, a former director and executive officer of the Company, is believed by the Company to be affiliated with Millport Limited ("Millport"), a corporation retained by MSU Limited in September 1994 to serve as a placement agent in connection with a Regulation S offering. The placement agent arrangement was amended and confirmed by the Company in June 1995 (such agreements collectively referred to as the 'Millport Agreements') and the offering was conducted in June and July 1995. In connection with the offering, Martin Miller was issued 150,000 shares of the Company's common stock and Millport received commissions on shares sold in addition to being granted a two year option to acquire up to 500,000 shares of the Company's common stock. The option was never granted because the Company believes that Millport did not perform in accordance with the terms of the Millport Agreements. The Company believes that it is not bound to any of the restrictions under the Millport Agreements. See "Item 3. LEGAL PROCEEDINGS".

     The Company and Lawrence Ko, a director and former employee of TXC Corporation, entered into an agreement in February 1996 pursuant to which Mr. Ko will represent and promote the Company and its technologies in Taiwan, and at the Company's request, mainland China and Hong Kong. The Company's intention is to work through Mr. Ko in most matters relating to such countries and territories; however the Company has reserved the right to handle independently all matters relating to existing contacts, negotiations and contracts. Mr. Ko will receive compensation based upon revenue attained by the Company (consisting of from 5% to 10% of revenue, plus warrants to acquire 75,000 shares of common stock for each $1 million of revenue attained, with an exercise price of 50% of the market value at the time the warrant is issued, up to a maximum of 300,000 shares) as a result of transactions attributable to Mr. Ko.

     In August 1996, Direct International Limited, a Taiwanese company, loaned $300,000 to the Employee Trust. Such loan is secured by 250,000 shares of the Company's common stock owned by the Employee Trust and was originally due on October 21, 1996. The loan was then to be repaid in 37,500 shares of the Company's common stock owned by the Employee Trust no later than December 31 1996 with Direct International Limited also receiving on December 31, 1996, 10,000 shares of the Company's common stock owned by The Employee Trust as consideration for the advance of the loan. On June 4, 1997 it was agreed that the loan would be repaid with 88,000 shares of the Company's common stock owned by the Employee Trust and this transfer was effected in September 1997. The $300,000 received by the Employee Trust was loaned by it to Mr. Holloway ($140,000) and the Company ($160,000). Such loans are unsecured, interest free, due and payable on an as yet to be determined date, and are not evidenced by written agreements. In July 1997, $33,200 of the amount loaned to the Company was repaid to the Employee Trust.

     Effective January 30, 1996 and February 29, 1996, pursuant to a stock purchase agreement, McLaughlin Group LLC acquired from the Company, in private transactions, 800,000 and 800,000 shares, respectively, of the Company's common stock for an aggregate purchaseprice of $1 million. McLaughlin Group LLC was also granted certain demand and piggyback registration rights. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities in connection with any shares so registered.

     On July 21, 1997 McLaughlin Group LLC was granted a warrant to purchase 650,000 shares of the Company's common stock at an exercise price of $1.00 per share, such right to expire on 20 July, 2002. In consideration for the granting of this warrant McLaughlin Group LLC agreed to waive its rights under the stock purchase agreement of January 30, 1996 whereby it had been granted (i) a warrant to purchase such number of shares of the Company's common stock as equals 3.5% of the outstanding shares of the common stock on the date the warrant was exercised (with such determination to be made on a fully diluted basis). This original warrant was exercisable, in whole only, at an exercise price of $1.0 million and was due to expire eighteen months after March 1, 1996; and (ii) the right to acquire additional shares of capital stock upon issuance by the Company of additional capital stock (except in certain specified cases) in order to maintain the same proportion of voting power of the Company as was owned prior to the issuance.

     McLaughlin Group LLC has also been granted certain demand and piggyback registration rights in connection with the shares issuable under the July 21, 1997 warrant. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities in connection with any shares so registered.

     Mark McLaughlin, a member of McLaughlin Group LLC, is president and a principal stockholder of McLaughlin International, Inc. ("MII"). MII serves as a consultant to the Company pursuant to two engagement letters entered into on November 8, 1995 and May 17, 1996. The engagement letters provide that MII will act as a consultant to the Company in connection with certain strategic transactions, relating to the marketing and distribution of the Company's products and technology in Japan and to a select number of companies located principally in the United States, for a period of six months, subject to extension by mutual agreement. The November 8, 1995 engagement letter was extended for a further six month period. As compensation under the November 8, 1995 engagement letter, which covers Japan, MII, Inc. will receive for a period of seven years (in the case of revenues and royalties) or an indefinite period or one time payment (in the case of fees) a percentage of revenues, royalties and fees (with such percentages ranging from 5% to 10% dependent upon what and how much is received) received by the Company as a direct or indirect result of the efforts of MII. As additional compensation, MII will receive warrants to acquire 75,000 shares of common stock per each $1 million in fees received by the Company (not to exceed 750,000 warrant shares) plus bonus warrants to acquire 250,000 shares in the event the Company receives $20 million in fees, in each case as a direct or indirect result of the efforts of MII. Such warrants will be exercisable for a five-year term at a price equal to the lesser of $10 or 50% of the market price of the Company's stock on the date of issue. Shares of common stock issuable upon exercise of the warrants will carry customary registration rights. As compensation under the May 17, 1996 engagement letter, MII will receive, for the duration of the relationship (between the Company and the party introduced by the consultant), a percentage of upfront research and development fees/payments; equity private placement proceeds; service provider revenue/fees; and chip sales (with such percentages ranging from 4% to 8%) received by the Company as a direct or indirect result of the efforts of MII. To be entitled to a percentage compensation under either engagement letter, the revenue, payments, sales or fees must commence or be paid during the engagement period or during the twelve month period immediately following the engagement period. In November 1996 McLaughlin International Inc. declined to renew the engagement letters dated November 8, 1995 and May 17, 1996. As of September 1997 no business has been procured from any companies that are the subject of the engagement letters and no compensation payments are yet due.

     Effective May 7, 1997, June 4, 1997 and September 5, 1997 Jeremy Miles Simpson acquired from the Company, in private transactions, 79,126, 48,042 and 26,900 shares respectively of the Company's common stock. Consideration for the common stock was, approximately respectively, $162,000, $114,000 and $79,000 in cash. The price paid for the shares of common stock in each case was the market price prevailing on the respective dates. In addition, Mr. Simpson was granted options to acquire 50,000 shares of common stock at a price of $2.12 per share in respect of the May 7, 1997 transaction and 12,500 shares of common stock at a price of $2.37 per share in respect of the June 4, 1997 transaction. In both cases the options are exercisable at any time after six months from the date of the respective grants. The end of the option term in each case is five years from the date of the grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Keith Hall, Wynford Holloway, William Snowdon, R.H. Phillips, Jeremy Simpson, MSU Employees Discretionary Trust have failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year and prior fiscal years. None of the aforesaid individuals and/or entities have filed Form 3s. In addition, Mr. Holloway did not report 1 transaction; Mr. Snowdon did not report 3 transactions; and the MSU Employees Discretionary Trust did not report 5 transactions on Form 4. The Company also believes that Mr. Hall and McLaughlin Group LLC are delinquent in their Form 4 filings.The aforesaid parites are also delinquent in filing Form 5s.

     See 'Item 11. EXECUTIVE COMPENSATION-Compensation Committee Interlocks and Insider Participation' for additional relationships and related transactions.

     The Company believes that all transactions with officers, directors or affiliates to date are on terms no less favourable than those available from unaffiliated third parties. It is the Company's policy that all future transactions with officers, directors, or affiliates will be approved by members of the Company's Board of Directors not having an interest in the transaction and will be on terms no less favourable than could be obtained from unaffiliated third parties.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORMS 8-K

(a) The following documents are filed as part of this report

FINANCIAL STATEMENTS

Independent Auditors' report
Consolidated balance Sheets at June 30, 1996 and 1997
Consolidated Statements of Income for the years ended June 30, 1995,
       June 30, 1996 and June 30, 1997
Consolidated Statements of Changes in Stockholders' Deficit for the years ended
       June 30, 1995. June 30, 1996 and June 30, 1997.
Consolidated Statements of Cash Flows for the years ended June 30, 1995
       June 30, 1996 and June, 30 1997
Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULES

None

EXHIBITS

2 Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC (3)
3.1    Articles of Incorporation (1)
3.2    Amendment to Articles of Incorporation (4)
3.3    Bylaws (1)
3.4    Amendment to Bylaws (2)
4.1    Common Stock Purchase Agreement with McLaughlin Group
       LLC (4)
4.2    Amendment to Common Stock Purchase Agreement with McLaughlin Group
       LLC (4)
4.3    Warrant issued to McLaughlin Group LLC (4)
10.1   Service Agreement with Wynford Peter Holloway (4)
10.2   Service Agreement with Keith Charles Hall (4)
10.3   Service Agreement with William Derek Snowdon (4)
10.4   Placement Agreement with Millport Limited as amended and confirmed (4)
10.5   Employee Trust (4)
10.6   Office Lease Agreement with Brixton Estates Plc. (4)
10.7 Manufacturing, Distribution and Joint Venture Agreement with AmericanInteractive Media, Inc. Confidential treatment has been requested for specific portions of the Manufacturing, Distribution and Joint venture Agreement (4)

10.8 Engagement letter, dated November 8, 1995 as amended with McLaughlin International, Inc. (4)
10.9   Engagement letter, dated May 17, 1996 with McLaughlin International, Inc.
       (4)
10.10 Form of Director Option granted to each Director in consideration of the Guarantee to national Westminster Bank Plc. credit facility (4)
10.11 Development and licensing Agreement with TXC Corporation. Confidential treatment has been requested for specific portions of the License Agreement.(4)
10.12 Agreement with Mitac, Inc. Confidential treatment has been requested for specific portions of the Agreement (4)
10.13 Letter Agreement, dated February 15, 1997, with Forte Communications, Inc., as public relations consultants to the Company, together with letter amending such Letter Agreement (5)
10.14 License Agreement, dated January 29, 1997, with Zilog Inc. a California corporation. Confidential treatment has been requested for specific portions of the License Agreement.(5)
10.15 License Agreement, dated August 18, 1997, with C-Cube Microsystems Inc., a Delaware corporation. Confidential treatment has been requested for specific portions of the License Agreement.(5)
10.16  Service Agreement with Keith Edward Peirson(5)
10.17  Service Agreement with Richard Horby Phillips
10.18  Service Agreement with Gerald J. Capaci(5)
16     Letter re change in certifying accountant from Coopers & Lybrand LLP (4)
21     Subsidiaries of Registrant (5)
24     Power of Attorney. reference is made to the signature page of this report
27     Financial Data Schedule


(1) Contained in exhibits to the Registration Statement on Form S-18 (File No. 33-07861-A), declared effective by the Securities and Exchange Commission on November 6, 1986.
(2) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Securities and Exchange Commission in May 1990.
(3) Contained in exhibits to the Report on Form 8-K filed with the Securities and Exchange Commission in October 1994
(4) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the Securities and Exchange Commission on November, 29 1996.
(5)  Filed herewith

     (b) Reports on Forms 8-K

     On May 7, 1997, the Company filed a report on Form 8-K with respect to the subscription for 79,126 shares by Jeremy M. Simpson.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

                                          MSU CORPORATION



                                          By: /s/ Richard Horby Phillips
                                             ...................................
                                              Richard Horby Phillips, Director
                                              Financial and Accounting Officer

                                          Date: September 25, 1997

     Each person whose signature appears below authorizes Richard Horby Phillips or William Derek Snowdon or either of them, each who may act without joinder of the other, to execute in the name of such person who is an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

      /s/ Wynford Peter Holloway            Chief Executive Officer and Director           September 25, 1997
 .........................................    (Principal Executive Officer
          WYNFORD PETER HOLLOWAY

      /s/ William Derek Snowdon             Secretary and Director                         September 25, 1997
 .........................................
          WILLIAM DEREK SNOWDON

      /s/ Richard Horby Phillips            Director (Principal Financial and              September 25, 1997
 .........................................    Accounting Officer
          RICHARD HORBY PHILLIPS

      /s/ Jeremy Miles Simpson              Director                                       September 25, 1997
 .........................................
           JEREMY MILES SIMPSON

                                            Director                                       September   , 1997
 .........................................
              FRED KASHKOOLI

                                            Director                                       September   , 1997
 .........................................
              KEITH PEIRSON

                                            Director                                       September   , 1997
 .........................................
             GERALD J. CAPACI

                        MSU CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended June 30, 1997, 1996 and 1995

                                 C O N T E N T S

                                    --------


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

   Consolidated Statements of Cash Flows                                   F-5

   Notes to Consolidated Financial Statements                              F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MSU Corporation
Central Milton Keynes, England

We have audited the accompanying consolidated balance sheets of MSU Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

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


                                        Moore Stephens
                                        Lovelace, P.L.
                                        Certified Public Accountants

Orlando, Florida
August 28, 1997

                        MSU CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 1997 and 1996

                                     ASSETS

                                                                    1997             1996
                                                                --------------   --------------
CURRENT ASSETS
   Cash and cash equivalents                                    $     859,238    $     54,805
   Accounts receivable                                                105,842          11,529
   Inventory                                                           12,325            --
   Prepaid expenses and other                                         144,554          58,035
                                                                --------------   --------------
                                       TOTAL CURRENT ASSETS         1,121,959         124,369

EQUIPMENT, net of accumulated depreciation of
   $41,764 in 1997 and $47,191 in 1996                                 76,305          39,887

OTHER ASSETS
   Deferred financing costs, net of accumulated
      amortization of $13,201                                         803,077             --
   Deferred registration costs                                         85,000             --
                                                                --------------   --------------
                                                                      888,077             --
                                                                --------------   --------------
                                               TOTAL ASSETS     $   2,086,341    $    164,256
                                                                ==============   ==============

                            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Bank overdraft                                              $     131,595    $       --
    Current portion of long-term debt                                 162,680            --
    Shareholder advance payable                                     1,400,000        1,400,000
    Note payable                                                      250,000            --
    Accounts payable and accrued liabilities                          713,461          572,294
    Related-party payable                                              20,239            7,680
                                                                --------------   ---------------
                                  TOTAL CURRENT LIABILITIES         2,677,975        1,979,974

LONG-TERM DEBT                                                      1,829,742            --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Common stock, $0.01 par value; 50,000,000 shares
     authorized; 15,986,891 and 15,534,722 shares issued
     and outstanding at June 30, 1997 and 1996,
        respectively                                                  159,869          155,347
   Additional paid-in capital                                       4,456,560        2,984,081
   Cumulative translation adjustments                                  94,701           70,651
   Accumulated deficit                                             (7,132,506)      (5,025,797)
                                                                --------------   ---------------
                                TOTAL SHAREHOLDERS' DEFICIT        (2,421,376)      (1,815,718)
                                                                --------------   ---------------
                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $2,086,341    $     164,256
                                                                ==============   ===============

    The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years Ended June 30, 1997, 1996 and 1995

                                                   1997             1996             1995
                                               --------------   --------------   ------------
REVENUES                                       $  1,479,911     $    392,693     $ 1,595,856

EXPENSES
   Cost of revenues                                 650,790           65,795         604,058
   Selling, general and administrative            1,485,577          403,636         520,196
   Depreciation                                      43,709           31,545          20,996
   Interest expense                                  26,380           45,491          35,050
   Research and development                       1,386,340        1,248,186       1,297,374
                                               --------------   --------------   --------------
                             TOTAL EXPENSES       3,592,796        1,794,653       2,477,674
                                               --------------   --------------   --------------

                             OPERATING LOSS      (2,112,885)      (1,401,960)       (881,818)

NONOPERATING INCOME
   Interest income                                    6,176            5,199           3,399
                                               --------------   --------------   --------------

                                   NET LOSS    $ (2,106,709)    $ (1,396,761)    $  (878,419)
                                               ==============   ==============   ==============

LOSS PER COMMON SHARE                          $      (0.13)    $      (0.10)    $     (0.07)
                                               ==============   ==============   ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        15,700,000       14,494,000      12,508,000
                                               ==============   ==============   ==============



    The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CHANGES

                            IN SHAREHOLDERS' DEFICIT

                    Years Ended June 30, 1997, 1996 and 1995

                                      COMMON STOCK
                                     $0.01 PAR VALUE         ADDITIONAL                     STOCK        CUMULATIVE      TOTAL
                                -------------------------     PAID-IN     ACCUMULATED   SUBSCRIPTIONS   TRANSLATION   SHAREHOLDERS'
                                   SHARES         AMOUNT      CAPITAL       DEFICIT      RECEIVABLE     ADJUSTMENTS     DEFICIT
                                ---------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1994          10,196,380   $   101,964  $   805,492   $(2,750,617)   $      --      $    56,261    $(1,786,900)

ISSUANCE OF COMMON SHARES         2,738,342        27,383      268,589          --         (225,000)          --           70,972

TRANSLATION ADJUSTMENTS                --            --           --            --             --          (25,912)       (25,912)

NET LOSS                               --            --           --        (878,419)          --             --         (878,419)
                                 ------------------------------------------------------------------------------------------------

BALANCE - JUNE  30, 1995         12,934,722       129,347    1,074,081    (3,629,036)      (225,000)        30,349     (2,620,259)

ISSUANCE OF COMMON SHARES         2,600,000        26,000    1,888,500          --             --             --        1,914,500

COLLECTION OF STOCK
SUBSCRIPTIONS RECEIVABLE               --            --           --            --          225,000           --          225,000

ISSUANCE OF OPTIONS TO PURCHASE
100,000 SHARES OF COMMON STOCK         --            --         21,500          --             --             --           21,500


TRANSLATION ADJUSTMENTS                --            --           --            --             --           40,302         40,302


NET LOSS                               --            --           --      (1,396,761)          --             --       (1,396,761)
                                 ------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1996          15,534,722       155,347    2,984,081    (5,025,797)          --           70,651     (1,815,718)


ISSUANCE OF COMMON SHARES           452,169         4,522    1,472,479          --             --             --        1,477,001


TRANSLATION ADJUSTMENTS                --            --           --            --             --           24,050         24,050


NET LOSS                               --            --           --      (2,106,709)          --             --       (2,106,709)
                                 ------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1997          15,986,891   $   159,869  $ 4,456,560   $(7,132,506)   $      --      $    94,701    $(2,421,376)
                                 ================================================================================================





          The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended June 30, 1997, 1996 and 1995

                                                       1997              1996             1995
                                                  ----------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $  (2,106,709)      $(1,396,761)    $   (878,419)
   Adjustments to reconcile net loss to net
         cash used in operating activities
      Depreciation                                       43,709            31,545           20,996
      Non-cash expense related to issuance of
         stock purchase options                            --              21,500             --
     (Increase) decrease in accounts
         receivable, net                                (93,495)           36,907           15,533
      (Increase) decrease in inventories                (12,325)             --             10,205
      Decrease (increase) in prepaid expenses           (82,401)          (15,076)          16,918
      Increase in other assets                         (888,077)             --               --
      Increase (decrease) in accounts payable
         and accrued liabilities                        216,329           (87,414)         201,127
      Increase (decrease) in related-party payable       12,013            (5,462)          13,276
                                                  ----------------  ----------------  --------------

                              TOTAL ADJUSTMENTS        (804,247)          (18,000)         278,055
                                                  ----------------  ----------------  --------------

          NET CASH USED IN OPERATING ACTIVITIES      (2,910,956)       (1,414,761)        (600,364)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of equipment, net                       (77,299)          (31,163)          (6,693)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (repayments of) borrowings, net      2,374,017          (861,937)         753,328
   Issuance of common stock                           1,477,001         2,139,500           70,972
                                                  ----------------  ----------------  --------------

                           NET CASH PROVIDED BY
                           FINANCING ACTIVITIES       3,851,018         1,277,563          824,300

EFFECT OF EXCHANGE RATE CHANGES                         (58,330)           (4,652)             429
                                                  ----------------  ----------------  --------------

                NET INCREASE (DECREASE) IN CASH         804,433          (173,013)         217,672

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                     54,805           227,818           10,146
                                                  ----------------  ----------------  --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $     859,238       $    54,805     $    227,818
                                                  ================  ================  ==============




            The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended June 30, 1997, 1996 and 1995

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS

           Organization and Basis of Presentation

           In October 1994, MSU Corporation, formerly Capital Acquisition Company, acquired, through the issuance of 9,422,222 shares of its common stock, the outstanding capital stock of MSU Public Limited Company (MSU Plc.), a private company organized and based in the United Kingdom, which owns all of the capital stock of MSU (UK) Limited (MSU Plc. and MSU (UK) Limited together referred to as MSU). This transaction has been presented in the accompanying consolidated financial statements as a recapitalization of MSU, with MSU as the acquirer (a reverse acquisition) and, accordingly, the historical consolidated financial statements through the date of the transaction are those of MSU. Shareholders' deficit reflects the equivalent number of common shares received in the recapitalization, and all references in the financial statements with regard to number of shares of common stock have been restated to give retroactive effect to the transaction.

           MSU Corporation operates primarily through MSU (UK) Limited, which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

           In February 1997, MSU US Operations, Inc. was incorporated in North Carolina to act as a sales company marketing and selling products developed by MSU. All of the outstanding common stock of this company is owned by MSU Corporation.

           The consolidated financial statements include the accounts of MSU Corporation, MSU Plc., MSU (UK) Limited and MSU US Operations, Inc. (collectively, the Company). All significant intercompany accounts have been eliminated in the consolidated financial statements.

           Significant Risks

           The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 1997, 1996 and 1995, the Company incurred net losses of $2,106,709, $1,396,761 and $878,419, respectively. At
           June 30, 1997, the Company had an accumulated deficit of approximately $7,133,000. Additionally, the Company has had recurring negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

           Management's plans with regard to these matters include increased cash flows from operations through further development, upgrade and marketing of its chips and products, the issuance of additional shares of the Company's common stock or debt securities in exchange for proceeds, which may be used to provide the working capital needed to commercially exploit the Company's core technologies. The Company also intends to develop its infrastructure and organization to support its enhanced operations as funds become available.
           In 1996, contracts were concluded with American Interactive
           Media, Inc. for the development of customized Internet Access

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

           Cash Equivalents

           Cash equivalents include all highly liquid investments convertible into known amounts of cash with an original maturity when purchased of three months or less.

           Equipment

           Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, generally four years.

           Inventory

           Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is comprised of Internet Access Devices, which are available for sale as production samples.

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

           Revenue Recognition

           The Company enters into development arrangements with certain customers to design computer chips and chipsets using existing and enhanced technology, which are suitable for use in the customer's application. The Company's development arrangements are generally performed under contractual arrangements which stipulate the Company's fee as certain performance criteria are met. The Company recognizes these development fees when its customers acknowledge that the fee has been earned by accepting the Company's work product. Development fees and related support services fees revenue recognized by the Company amounted to approximately $544,000, $368,000 and $772,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

           Certain arrangements provide for the customer to pay a royalty or licensing fee. Such fees are to be paid to the Company if the customer uses the Company's work product in commercial applications. Such royalties and fees earned by the Company in the year ended June 30, 1997, amounted to approximately $139,000. In the years ended June 30, 1996 and 1995, none of the arrangements resulted in royalty or licensing revenue to the Company.

           Revenue from the sale of chipset products to customers is recognized at the time the products are shipped.

           Deferred Financing Costs

           The costs attributable to the issuance of convertible promissory notes have been deferred and are being amortized over the term of the notes. The unamortized costs at June 30, 1997 are included in other assets. Any unamortized costs at the date of conversion of the securities will be charged against additional paid-in capital (see
           Note 8).

           Deferred Registration Costs

           Legal, accounting and other costs related to the Company's proposed registration of shares (see Note 10) are capitalized as deferred registration costs. These costs will be offset against the anticipated conversion of the Company's 10% convertible promissory notes.

           Net Loss Per Share

           Net loss per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding during each period, as restated for the reverse acquisition effected in October 1994. Common share equivalents represent shares issuable upon the assumed exercise of stock options or conversion of convertible debt. Common share equivalents are not considered in calculations of per share data when their inclusion would be anti-dilutive.

           Translation of Foreign Currency

           For the Company's operations outside of the U. S. that prepare financial statements in currencies other than the U. S. dollar, the Company translates statements of operations amounts at the average exchange rates for the year. Assets and liabilities are translated at the rate of exchange in effect on the balance sheet date. Resulting translation adjustments are presented as a separate component of shareholders' deficit.

           Credit Risk and Fair Value of Financial Instruments

           Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposited in a financial institution and accounts receivable. The Company primarily maintains its cash in bank deposit accounts in the United Kingdom, which are not insured. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

           Financial instruments reflected in the Company's balance sheets at June 30, 1997 and 1996 include cash and cash equivalents, notes payable, and other borrowings. The carrying amount of cash and cash equivalents, notes payable and other short-term borrowings approximates fair value because of the short maturity of those instruments. Because of the circumstances and the nature of the Company's relationship with its creditors, it was not practical to estimate the fair value of the $1,400,000 shareholder advance payable (see Note 3).

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

           Prior to June 30, 1994, the Company was advanced a total of $2,159,910 from a previously unrelated third party, of which $759,910 was contributed to capital when the Company agreed to accept this amount as consideration for the issuance of 2,208,333 shares of its common stock pursuant to a March 1994 agreement. As of June 30, 1997, the $1,400,000 remaining balance of the advance remains unpaid. The advance is noninterest bearing, unsecured and is due and payable, under the terms of the borrowing, when the Company is reasonably able to do so without jeopardizing its financial condition.

           The Company has received services from a law firm in which a director of the Company is employed. Amounts charged to operations for these legal services during the years ended June 30, 1997, 1996 and 1995, approximated $117,000, $44,000 and $33,000, respectively.

           In November 1995, the Company entered into a consulting agreement with a company indirectly controlled by one of its shareholders. The consulting agreement provides, among other things, for the consultant to provide services to the Company in connection with the marketing and distribution of the Company's products and technology to certain potential customers and markets. As compensation, the consultant will receive a fee to be calculated as a percentage of the Company's revenues, if any, attributable to the consultant's efforts. In addition, the consultant may receive warrants to acquire up to an aggregate of 1,000,000 shares of the Company's common stock, if certain revenue criteria are met. The warrants, if issued, will be exercisable over a five-year period at a price per share equal to the lesser of $10 or 50% of the market value of the Company's common stock on the date of issuance of the warrants. During the years ended June 30, 1997 and 1996, no fees were incurred under this agreement.

           The Company has also entered into a marketing agreement with an individual who is a director of a principal shareholder of the Company. The agreement provides, among other things, for the individual to receive compensation based upon revenue attained by the Company, as a result of transactions attributable to the individual's efforts. Compensation under the agreement will consist of from 5% to 10% of such revenue plus warrants to acquire 75,000 shares of the Company's common stock for each $1 million of revenue attained, with an exercise price of 50% of market value at the time the warrants are issued, up to a maximum of 300,000 shares. No expense has been incurred under this agreement through June 30, 1997.

           In July 1994, a director loaned the Company approximately $68,000. The loan is unsecured, bears no interest and has no defined terms for repayment.

           In September 1996, a trust in which a director has an interest loaned the Company approximately $163,000 (see Note 8). The loan is unsecured, bears no interest, and has no defined terms for repayment. As consideration for this, the Company has granted to the trustees an option over a five-year period to subscribe for 100,000 shares of the Company's common stock with an exercise price of $2.12, being the market value of the Company's common stock at the date of grant of the options.

NOTE  4 -  INCOME TAXES

           As of June 30, 1997, the Company has a U. S. net operating loss carryforward of approximately $5,000 available to offset future taxable income. The net operating loss carryforward expires ratably through the year 2010. Under U. S. federal tax law, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

           As of June 30, 1997, the Company's subsidiaries have a United Kingdom net operating loss carryforward of approximately $6 million, which carries forward indefinitely under United Kingdom tax laws.

           Deferred tax assets resulting from the Company's United Kingdom income tax loss carryforwards were approximately $1.8 million and $1.2 million at June 30, 1997 and 1996, respectively. The Company has established a valuation allowance to fully offset these deferred tax assets, as their future realization is uncertain.

NOTE  5 -  STOCKHOLDERS' DEFICIT

           During the year ended June 30, 1995, the Company issued, in private transactions, an aggregate of 2,738,342 shares of its common stock in exchange for proceeds of $570,972. Of this amount, $70,972 was received in cash at the time of the transactions and $500,000 was received in the form of notes receivable, which were originally recorded as subscriptions receivable, reducing shareholders' equity. As of June 30, 1996, of the $500,000 stock subscriptions receivable, only $225,000 was subsequently collected. As a result, the balance of the stock subscriptions receivable was charged to additional paid-in capital.

           During the year ended June 30, 1996, the Company issued, in private transactions, an aggregate of 2,600,000 shares of its common stock in exchange for proceeds of $2,359,000. Of this amount, $1,297,500 was received in the form of notes receivable, which were originally recorded as stock subscriptions receivable, reducing shareholders' equity. Subsequent collections on the notes receivable amounted to $852,500. The $445,000 balance of the notes receivable has not been collected and the notes are in default. As a result, the balance of the notes representing stock subscriptions have been charged to additional paid-in capital.

           During the year ended June 30, 1997, the Company issued, in private transactions, an aggregate of 452,169 shares of common stock in exchange for net proceeds of approximately $1,477,000. Gross proceeds of approximately $1,527,000 were offset by $50,000 of legal fees relating to the stock issuances. Of this amount, approximately $1,027,000 was received in cash at the time of the transactions, approximately $50,000 was received in the form of consulting services, and $450,000 of stock was issued to the placement agent as partial compensation for the issuance of the 10% convertible notes (see Note 8).

           In July 1997, warrants to purchase 20,000 shares of the Company's common stock were exercised (see Note 6).

NOTE  6 -  STOCK OPTIONS AND WARRANTS

           During the year ended June 30, 1996, the Company issued to a consultant warrants to purchase up to 100,000 shares of the Company's restricted common stock at an exercise price of $1.00 per share. Compensation charged to operations in the year ended June 30, 1996 related to these warrants amounted to $21,500, which represents the difference between the market price of 100,000 shares of the Company's common stock on the date the options were granted, discounted at 50% for the restrictions, and the $1.00 option exercise price. In December 1996, 50,000 shares subject to these warrants were purchased.

           In connection with the private placement of 1,600,000 shares of its common stock in 1996, the Company issued a warrant, which is exercisable through September 1, 1997, to purchase 3.5% of the then outstanding shares (calculated on a fully diluted basis) of the Company's common stock for consideration of $1,000,000. The warrant was subject to certain anti-dilution provisions (see Note 10).

           In February 1997, the Company entered into a "Placement Agent Agreement and a Bridging Loan Agreement," which provided for the issuance to the Company of a bridging loan of $600,000 in advance of the offering of approximately $2,000,000 of convertible notes (see
           Note 8). In accordance with these agreements, the Company has issued warrants to the placement agent for 10,000 shares of the Company's common stock, exercisable from May 1997 to May 2000 at a price of $3.00 per share and to the bridge loan noteholders for 60,000 shares of the Company's common stock exercisable at $3.00 per share through January 2000.

           In May 1997, the Company issued to a consultant a warrant to purchase up to 150,000 shares of the Company's restricted stock at an exercise price of $2.00 per share. No compensation expense was recorded for these options, as management believes the restrictions associated with any shares received by the option grantees on exercise will subject those shares to a discount from unrestricted market value.

           In July 1997, in consideration for the cancellation of the warrant and anti-dilutive provisions relating to the private placement of 1,600,000 shares of the Company's common stock (see Note 6), the Company issued a new warrant to purchase 650,000 shares of the Company's common stock for $650,000. This warrant is exercisable through July 2002.

           In July 1997, the Company granted options to nine of its employees to acquire an aggregate of 50,000 shares of the Company's common stock at an exercise price of $3.56 per share. The option term is as follows: options relating to 25,000 shares are exercisable on June 30, 1998; options relating to 25,000 shares are exercisable on June 30, 1999. The options expire in June 2002.

           Activity related to the Company's stock options during the years ended June 30, 1994, 1995, 1996 and 1997, was as follows:

                                                       Outstanding Options
                                                -----------------------------------
                                                                     Weighted
                                                   Number of          Average
                                                    Shares        Exercise Price
                                                ---------------- ------------------
            June 30, 1994                              -                -
            Grants                                    115,000          $2.50
            Exercises                                  -                -
            Cancellations                             (65,000)         $2.50
                                                ----------------

            June 30, 1995                              50,000          $2.50
            Grants                                    340,000          $4.77
            Exercises                                  -                -
            Cancellations                             (10,000)         $2.50
                                                ----------------

            June 30, 1996                             380,000          $4.47
            Grants                                  1,622,500          $1.70
            Exercises                                  -                -
            Cancellations                              -                -
                                                ----------------

            June 30, 1997                           2,002,500          $2.22
                                                ================
            Options Exercisable at:
            June 30, 1997                           1,332,000          $2.23
                                                ================ ==================

            The range of exercise prices for options outstanding at June 30, 1997 was $1.00 to $5.00. The following table summarizes information about options outstanding at June 30, 1997:

                                                          Outstanding Options
                                          ----------------------------------------------------
                                                               Weighted
                                                               Average           Weighted
                                             Number of       Contractual         Average
            Range of Exercise Prices          Shares       Life (in years)    Exercise Price
            ----------------------------- ---------------- ----------------- -----------------
            $1.00 to $2.50                   1,592,500            4.6               $1.48
            $3.00 to $5.00                     410,000            4.1               $4.52
                                          ================
                                             2,002,500            4.5               $2.22
                                          ================

                                                          Exercisable Options
                                          ----------------------------------------------------
                                                                                 Weighted
                                                              Number of          Average
            Range of Exercise Prices                            Shares        Exercise Price
            -----------------------------                  ----------------- -----------------
            $1.00 to $2.50                                        962,000           $1.21
            $3.00 to $5.00                                        370,000           $4.54
                                                           -----------------
                                                                1,332,000           $2.23
                                                           =================

           SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued during 1995 and is effective for the year ended June 30, 1997. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company has adopted the disclosure provisions of SFAS 123. The fair value of the options granted during the fiscal years ended June 30, 1997 and 1996 reported below has been estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               1997              1996
                                          ---------------    ------------
           Expected life (in years)             5                 5
           Risk-free interest rate              6.0%              6.0%
           Volatility                         135  %            171  %
           Dividend yield                       0.0%              0.0%

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 1997               1996
                                            ---------------    --------------
             Pro forma net loss              $(3,430,000)       $(1,406,000)
             Pro forma loss per share             $(0.22)            $(0.10)

           The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE  7 -  SHORT-TERM BORROWINGS

           The Company has borrowed funds from time to time for working capital under various secured credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the financial institution's prime rate. All such borrowings and bank overdrafts are subject to the bank's discretion and are collateralized by a floating debenture on substantially all of the assets of the Company and are payable on demand.

           In July 1997, the Company repaid the $250,000 noninterest-bearing note payable and issued to the holder thereof 25,000 shares of its restricted common stock.

NOTE  8 -  LONG-TERM DEBT

           During the year ended June 30, 1997, the Company issued approximately $1,830,000 of 10% convertible promissory notes (the Notes). Interest is payable quarterly and the Notes mature July 1, 1998. The Notes are collateralized by the assets of the Company and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of Note principal converted. Proceeds received by the Company, net of offering costs, approximated $1,524,000. Subsequent to June 30, 1997, the Company issued an additional $470,000 of the Notes. The Company used approximately $600,000 of the proceeds to repay certain bridge financing that it incurred during the year ended June 30, 1997 (see Note 6).

           In August 1996, the Company received a loan in the amount of approximately $163,000 from its employee trust (see Note 9). The loan is unsecured, bears no interest, and has no defined terms for repayment.

           Long-term debt consists of the following at June 30, 1997 and 1996:

                                                                  1997                1996
                                                              --------------     ---------------
            Convertible 10% promissory notes, interest
            payable quarterly,  maturing July 1, 1998,
            collateralized by assets of the Company,
            convertible into shares of the Company's
            common stock at a rate of one share for each
            $3.00 of note principal converted                  $  1,829,742        $       -

            Unsecured,  noninterest-bearing note payable, no
            specified date for repayment                            162,680                -
                                                              --------------     ---------------
                                                                  1,992,422                -

            Less:  current portion                                 (162,680)               -
                                                              --------------     ---------------

                   Total long-term debt                       $   1,829,742        $       -
                                                              ==============     ===============

           Maturities of long-term debt subsequent to June 30, 1997, are approximately as follows:

                      Year Ending
                       June 30,                                   Amount
                    ----------------                          ---------------
                         1998                                 $     160,000
                         1999                                     1,830,000
                         2000                                        -
                         2001                                        -
                         2002                                        -
                      Thereafter                                     -
                                                              ---------------
                              Total                             $ 1,990,000
                                                              ===============

           Cash paid for interest was approximately $26,000, $45,000 and $35,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

NOTE  9 -  COMMITMENTS AND CONTINGENCIES

           Leases

           The Company leases office space under operating leases entered into during 1996 and 1997, which expire through March 2001. Future minimum rental payments and service charges required under the leases at June 30, 1997, are approximately as follows:

                         Year Ending
                          June 30,                                    Amount
                        --------------                             -------------
                            1998                                     $ 93,000
                            1999                                     $ 93,000
                            2000                                     $ 88,000
                            2001                                     $ 61,000

           For the years ended June 30, 1997, 1996 and 1995, rent expense totaled approximately $54,000, $26,000 and $24,000, respectively.

           Employment Agreements

           In 1994, the Company entered into employment agreements with each of its executive officers requiring the payment of aggregate minimum annual salaries of approximately $355,000 until August 31, 1997. The agreements are rolling-term agreements and automatically renew for a further three-year term at the expiration of each year. A portion of the minimum salary requirements were waived by two of the officers for the first three years of the employment term.

           In January 1997, the Company entered into an employment agreement with one of its executive officers requiring payment of an aggregate minimum annual salary of approximately $108,000 until June 30, 1997. As part of the employment agreement the executive officer was issued stock options to purchase 100,000 shares of the Company's common stock at a price per share equal to the market value of the stock as of the date of grant. This agreement requires a six-month notice to terminate by either party. A portion of the minimum salary requirement was waived by the officer for the first six months of the employment term. In addition, in January 1997, the Company entered into an employment agreement with another one of its executive officers requiring payment of an aggregate minimum annual salary of approximately $125,000. This agreement requires a six-month notice to terminate by either party. As part of the employment agreement, the executive officer was issued stock options to purchase 100,000 shares of the Company's common stock at a price per share equal to the market value of the stock as of the date of grant. The executive officer shall also receive up to an additional 200,000 stock options under this agreement, if certain stock prices are achieved and maintained by the Company.

           Concentrations

           Revenues for years ended June 30, 1997, 1996 and 1995 were generated from a small number of customers, the loss of any one of which could have a material adverse effect on the Company's business.

           The Company presently has only one supplier manufacturing customized Internet Access Devices using its chips and software. Should the supplier cease production, the Company could be adversely affected.

           The Company's revenue, by geographic region, during the years ended June 30, were approximately as follows:

                    Location                 1997                1996                1995
               --------------------     ---------------     ---------------     ---------------
               Europe                     $      -            $  110,000          $   440,000
               Far East                     730,000               -                   640,000
               North America                750,000              280,000              520,000
                                        ---------------     ---------------     ---------------
                                          $1,480,000          $  390,000          $ 1,600,000
                                        ===============     ===============     ===============

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

           Employee Trust

           As of June 30, 1997 and 1996, 2,914,444 and 2,944,444 shares of the
           Company's common stock were held by an employee trust (the Trust), whose beneficiaries are substantially all the employees of the Company. Contributions to the Trust are at the discretion of the Company's Board of Directors. During the years ended June 30, 1997 and 1996, the Company made no contributions to the Trust.

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

           The Company continues to review the adequacy of its insurance coverage. Presently, the Company believes that its insurance coverage may be inadequate in light of current and prospective agreements. However, management continues to endeavor to obtain adequate coverage, although no assurance can be given that adequate insurance will be obtained.

NOTE 10 -  REGISTRATION OF SHARES

           The Company intends to file a registration statement on Form S-1 under the Securities Act of 1933, as amended, for the purpose of registering shares of common stock that are issuable upon the conversion of the Company's 10% convertible promissory notes (see
           Note 8) and to register 218,000 shares of common stock to be sold by certain selling shareholders.