Form 10-Q
period 1997-09-30
MSU CORP
filed 1997-11-12
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________TO___________________

Commission File Number: 33-2822-A

                                 MSU CORPORATION
             (Exact name of registrant as specified in its charter)

         FLORIDA                                        22-274288
(State or other jurisdiction of                  (I R S Employer I D No)
incorporation or organisation)

ELDER HOUSE, 526-528 ELDER GATE, CENTRAL MILTON KEYNES, MK9 1LR, ENGLAND
                    (Address of principal executive offices)

                             011 44 1908 232100
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of November 3, 1997 was 16,148,111 according to the Company's transfer agent.

                         FORM 10-Q INDEX

PART 1   -FINANCIAL INFORMATION


                                                                                           PAGE NO.
ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Balance sheets as of September 30 1997 and June 30 1997      3
          Condensed Consolidated statements of Operations for the three months ended          4
                  September 30 1997
          Condensed Consolidated statements of Cash Flows for the three months ended          5
                  September 30 1997
          Notes to Condensed Financial Statements                                             6

Item 2    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       7-9


PART 11   - OTHER INFORMATION

Item 1            Legal Proceedings                                                           10
Item 2            Change in Securities                                                        10
Item 3            Defaults upon Senior Securities                                             10
Item 4            Submission of Matters to a Vote of Security Holders                         10
Item 5            Other Information                                                           10
Item 6            Exhibits and Reports on Form 8-K                                            10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MSU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)


                                          ASSETS

                                                              September 30         June 30
                                                                  1997               1997
CURRENT ASSETS
Cash and cash equivalents                                    $   46,904          $859,238
Accounts receivable -trade                                       74,147           105,842
Accounts receivable -other                                      272,034            77,469
Inventory                                                        11,258            12,325
Prepaid expenses and other                                       39,023            67,085
                                                                -------          --------
               TOTAL CURRENT ASSETS                             443,366         1,121,959
EQUIPMENT, net of accumulated depreciation of $48,898 and
        $41,764  at September 30 1997 and June 30 1997
        respectively                                             83,754            76,305

OTHER ASSETS
Development costs                                               112,800              --
Deferred financing costs, net of accumulated amortisation of
        $224,724 and $13,201at September 30,1997 and
        June 30, 1997 respectively                              621,368           803,077
Deferred registration costs                                      85,000            85,000
                                                                -------          --------
                                                                819,168           888,077
                                                                -------          --------
                          TOTAL ASSETS                       $1,346,288        $2,086,341
                                                                =======          ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Short term borrowings                                             --              131,595
Shareholders' advances payable                                1,525,892         1,562,680
Note payable                                                      --              250,000
Accounts payable and accrued liabilities                        662,776           713,461
Related-party payables                                           19,678            20,239
                                                                -------          --------
                  TOTAL CURRENT LIABILITIES                   2,208,346         2,677,975

LONG TERM DEBT - 10% Convertible Notes                        2,299,750         1,829,742

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value; 50,000,000 shares authorized
        16,093,791 and 15,986,891 shares issued and
        outstanding at September 30, 1997 and June 30 1997
        respectively                                            160,938           159,869
Additional paid-in capital                                    4,640,741         4,456,560
Cumulative translation adjustments                               91,052            94,701
Accumulated deficit                                          (8,054,539)       (7,132,506)
                                                                -------          --------
                   TOTAL SHAREHOLDERS' DEFICIT               (3,161,808)       (2,421,376)
                                                                -------          --------

                   TOTAL LIABILITIES AND
                   SHAREHOLDERS' DEFICIT                     $1,346,288         $2,086,341
                                                                =======            =======

            See notes to condensed consolidated financial statements

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                Three months ended
                                                   September 30
                                                 1997        1996
                                                   $          $

REVENUES                                          704       126,591

EXPENSES
Cost of revenues                                  737         2,193
Selling, general and
administrative and other                      306,710        89,124
Depreciation                                    8,409         5,889
Amortisation of deferred financing costs      211,523            -
Interest expense                               57,667           850
Research and development                      341,770       331,790
                                             --------       -------
      TOTAL EXPENSES                          926,816       429,846
                                             --------       -------
      OPERATING LOSS                         (926,112)     (303,255)

NON OPERATING INCOME
Interest income                                 4,079            -
                                             --------       -------
NET LOSS                                    $(922,033)   $ (303,255)
                                             ========       =======

LOSS PER COMMON SHARE                        $ (0.06)     $ (0.02)
                                                ====         ====


WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                               16,066,000     15,549,000
                                           =========      =========


            See notes to condensed consolidated financial statements

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                    Three months ended
                                             September 30         September 30
                                                1997                  1996
                                                 $                      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      (922,033)              (303,255)
Adjustments to reconcile net loss to net
cash used in operating activities             (357,667)               112,517
                                              ----------              --------
NET CASH USED IN OPERATING ACTIVITIES       (1,279,700)              (190,738)
                                              ----------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                (15,860)                (5,491)
                                              ----------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (net)                 301,625                 35,852
Issuance of common stock                       185,250                250,000
                                              ----------              --------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                     486,875                285,852
                                              ----------              --------

EFFECT OF EXCHANGE RATE CHANGES                 (3,649)               (30,492)
                                              ----------              --------

NET INCREASE (DECREASE) IN CASH               (812,334)                59,131

CASH AT BEGINNING OF PERIOD                    859,238                 54,805
                                              ----------              --------
CASH AT END OF PERIOD                          $46,904               $113,936
                                              ==========              ========




            See notes to condensed consolidated financial statements

MSU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at September 30, 1997, the results of its operations for three months ended September 30, 1997 and 1996, and its cash flows for the three months ended September 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1997. The results of the operations for the three months ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30 1998.

NOTE 2  - SHAREHOLDERS' EQUITY

During the three months ended September 30, 1997, shareholders deficit increased approximately $740,000. Net loss for the three month period was $922,000. The cumulative translation adjustment decreased by approximately $3,000. The Company issued 81,900 shares of its common stock for $185,000 during the three month period. Of the 81,900 shares issued, 26,900 were issued for cash in a private transaction with J M Simpson, a director; 30,000 were issued pursuant to the exercise of a warrant; and 25,000 were issued pursuant to an agreement with the note-holder of the $250,000 non-interest bearing Note which was repaid in July 1997

NOTE 3  - LOSS PER COMMON SHARE

The Loss per common share is computed based upon the weighted average of the shares outstanding during the period.

ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS OPERATIONS AND SIGNIFICANT RISKS

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, MSU (UK) Limited and MSU Operations (US) Inc. (collectively the `Company'). All significant inter company accounts have been eliminated in the consolidated financial statements.

The Company operates primarily through MSU (UK) Limited which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At September 30, 1997 there was an accumulated deficit of $8,054,539. Additionally the Company has had recurring negative cash flows from operations. The Company expects that it is likely to incur net losses at least through to the end of the second quarter of fiscal 1998, and possibly through that year, as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond the second quarter of fiscal 1998 if anticipated revenues from development fees, and royalties in respect of sales of the Envoy chip, or royalties and conditional and forecasted purchase orders of customised Internet Access Devices are not realised. Such conditional and forecasted purchase orders in respect of the Internet Access Device assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, The Company could incur net losses beyond fiscal 1998 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

During the three month period ended September 30, 1997 significant software modifications to the Internet Access Device were completed and the Company has announced the commencement of pre-production samples of the latest 4 megabyte version of the proprietary Slipstream Internet Access Device. The Company is developing the ISP Chip - version 3 which will provide enhanced Internet features and capabilities. In addition, the development of the Company's Envoy chip is continuing and the Company considers that commercial sales could commence later in the fiscal year.

The Company's strategy is to increase cash flows from operations through further development, upgrade and marketing of its chips and products incorporating such technology, with particular emphasis on the Envoy chip and on customised Internet Access

Devices incorporating its ISP Chip-Version 2, and potential expansion of its operations in the United States and elsewhere. In order to support this strategy, the Company anticipates that if sales revenues are not generated in the coming months, it will, at least in the short term, have to continue to fund a significant portion of its operations, through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the company. The Company also intends to further develop its infrastructure and organisation to support its anticipated operations activity, although it has no funds to address these concerns presently.

The markets for the Company's products has only recently begun to develop, are rapidly evolving and are highly competitive, with substantially all competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no assurance that the Company will be successful in addressing any of the foregoing risks, that it will be successful in implementing its strategy, that it will ever achieve profitability or that it will be able to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996

Revenues for the three months ended September 30, 1997 decreased over the same period of 1996 by $125,887 to $704. In this period, apart from the sale of a small number of samples, there were no revenues generated as the Company concentrated its efforts on the development of its Internet Access Device, the ISP Chip -version 3 and the Envoy chip.

The Company has only limited customers to date that frequently and systematically purchase its products or retain its services. The loss of one customer could have a material effect on the Company's business.

Costs of revenues for the three months ended September 30, 1997 decreased over the same period in 1996 by $1,456. The cost of revenues fluctuate due to variations in gross margins as between chip sales, support services and development services; however, because of the limited number of sales in the three months ended September 30, 1997, comparison with 1996 is meaningless.

Research and development expenses generally consist of expenditure related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three months ended September 30 1997 research and development expenses increased over the same period in 1996 by $9,980. As mentioned above, as the revenues generated in the three months ended September 30, 1997 were negligible, compared to the revenues generated in the three months to September 30, 1996, comparison of research and development expenditure as a percentage of revenues for the respective quarters is not meaningful. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

Selling, general and administrative and other expenses for the three months ended September 30, 1997 increased over the same period of 1996 by $217,886, primarily due to increased personnel costs resulting from the development of the Company's infrastructure, costs associated with marketing and promotion, including related travel, and professional costs incurred in the preparation of the Exchange Act annual reports. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent and occupancy costs; and professional fees.

Interest expense for the three months ended September 30, 1997 increased over the same period of 1996 by $56,817 due to the interest which is now payable on the 10% Convertible Notes; there was no similar interest cost in the three months ended September 30, 1996.

The costs associated with the financing of the 10% Convertible Notes are being amortised over the period of the Notes; there was no similar expense in the three months ended September 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private sales of equity and debt securities. For the three month period ended September 30, 1997 cash used in operating activities of approximately $1,280,000 was primarily attributable to the Company's net loss for the period. Cash used in investment activities of approximately $16,000 during such period related mainly to the acquisition of computer equipment. Cash flows from financing activities of approximately $487,000 were attributable to aggregate net proceeds of $185,000 from private sales of common stock and $301,000 from the issuance of further 10% Convertible Notes.

At September 30, 1997 the Company's principal source of liquidity was approximately $47,000 in cash. Since September 30, 1997 additional liquidity has been provided by the receipt of the balance of the amount due for the 10% Convertible Notes of $208,000 which is included in the Balance Sheet as part of `Accounts receivable - other', and $118,300 from a further issuance of 47,320 shares of common stock to J M Simpson, a director of the Company.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 1998 may not be sufficient to meet its cash needs for working capital and capital expenditures for remainder of fiscal 1998. The Company is actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. Even assuming such additional financing, there can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

PART 11 - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

           None

ITEM 2 - CHANGES IN SECURITIES

In July 1997 the Company repaid the $250,000 non-interest bearing note payable and issued to the holder thereof 25,000 shares of its restricted common stock.

In July and September 1997 a total of 30,000 shares of the Company's restricted stock were issued, pursuant to the exercise of a warrant, at $1 per share. In October 1997, a further 7,000 shares were similarly issued.

On September 3, 1997 Jeremy Simpson acquired from the Company, in a private transaction, 26,900 shares of the Company's common stock for $79,000 in cash. In October 1997 Mr Simpson acquired a further 47,320 shares of the Company's common stock for $118,300 in cash. In all cases the price paid for the shares was the market price prevailing on the respective dates.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - OTHER INFORMATION

Effective July 1, 1997 Jeremy Simpson was appointed to serve as a director of the Company as non-executive Deputy Chairman.

In August 1997, Fred Kashkooli also joined the Board following the appointment of Capitol Bay Securities as the company's investment bankers.

In September 1997 Keith Peirson was appointed to the Board and he has also been appointed the Company's managing director.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

      None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                  MSU CORPORATION
                                                      (Registrant)

Date     November 7, 1997

                                    /s/  R.H. Phillips
                                    R.H. Phillips, Vice President
                     (Principal Financial and Accounting Officer)