Form 10-Q
period 1997-12-31
MSU CORP
filed 1998-02-23
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO _____________________

Commission File Number: 33-2822-A


                                MSU CORPORATION
             (Exact name of registrant as specified in its charter)


FLORIDA                                                       22-274288
(State or other jurisdiction of                           (I R S Employer ID No)
incorporation or organization)

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

The number of shares of common stock of the Registrant outstanding as of February 10, 1998 was 16,168,391 according to the Company's transfer agent.

                                 Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

                                                                                               Page No.
Item 1   Condensed Consolidated Financial Statements
         Condensed Consolidated Balance sheets as of December 31, 1997 and June 30, 1997          3
         Condensed Consolidated statements of Operations for the three and six months ended
                December 31, 1997 and the three and six months ended December 31, 1996            4
         Condensed Consolidated statements of Cash Flows for the six months ended
                December 31, 1997 and 1996                                                        5
         Notes to Condensed Financial Statements                                                  6

Item 2   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                            7-9


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                        10
Item 2   Change in Securities                                                                     10
Item 3   Defaults upon Senior Securities                                                          10
Item 4   Submission of Matters to a Vote of Security Holders                                      10
Item 5   Other Information                                                                        10
Item 6   Exhibits and Reports on Form 8-K                                                         10

                        PART 1 -- FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements
MSU Corporation
Condensed Consolidated Balance Sheets (Unaudited)

                                       ASSETS
                                                                                       DECEMBER 31      JUNE 30
                                                                                          1997           1997

CURRENT ASSETS                                                                         $              $
Cash and cash equivalents                                                                   15,016        859,238
Accounts receivable - trade                                                                 78,138        105,842
Accounts receivable - other                                                                 51,254         77,469
Inventory                                                                                    7,329         12,325
Prepaid expenses and other                                                                  34,704         67,085
                                                                                       -----------    -----------
     TOTAL CURRENT ASSETS                                                                  186,441      1,121,959
EQUIPMENT, net of accumulated depreciation of $60,099 and $41,764 at December 31,
  1997 and June 30, 1997 respectively                                                       90,610         76,305

OTHER ASSETS
Deferred financing costs, net of accumulated amortization of $436,247 and $13,201 at
  December 31, 1997 and June 30, 1997 respectively                                         409,845        803,077
Deferred registration costs                                                                 56,667         85,000
                                                                                       -----------    -----------
                                                                                           466,512        888,077
                                                                                       -----------    -----------
          TOTAL ASSETS                                                                 $   743,563    $ 2,086,341
                                                                                       -----------    -----------
                                                                                       -----------    -----------
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
10% Convertible Notes -- current                                                         2,299,750          --
Short term borrowings                                                                      126,000        131,595
Shareholders' advances payable                                                           1,527,920      1,562,680
Notes payable                                                                                             250,000
Accounts payable and accrued liabilities                                                   820,119        713,461
Related-party payables                                                                      19,995         20,239
                                                                                       -----------    -----------
     TOTAL CURRENT LIABILITIES                                                           4,793,784      2,677,975

LONG TERM DEBT - 10% Convertible Notes                                                       --         1,829,742

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value; 50,000,000 shares authorized 16,168,391 and
  15,986,891 shares issued and outstanding at December 31, 1997 and June 30, 1997
  respectively                                                                             161,684        159,869
Additional paid-in capital                                                               4,815,995      4,456,560
Cumulative translation adjustments                                                         102,494         94,701
Accumulated deficit                                                                     (9,130,394)    (7,132,506)
                                                                                       -----------    -----------
       TOTAL SHAREHOLDERS' DEFICIT                                                      (4,050,221)    (2,421,376)
                                                                                       -----------    -----------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT                                                         $   743,563    $ 2,086,341
                                                                                       -----------    -----------
                                                                                       -----------    -----------



            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Operations
(Unaudited)



                                             Three months ended           Six months ended
                                             December 31                  December 31
                                             1997          1996           1997         1996
                                             $             $              $            $
REVENUES                                         8,719       883,951          9,423     1,010,542

EXPENSES
Cost of revenues                                 5,574       585,594          6,311       587,787
Selling, general and
administrative and other                       341,700       327,195        648,408       416,319
Depreciation                                    10,571         9,124         18,982        15,013
Amortisation of deferred financing costs       239,856          -           451,379          -
Interest expense                                57,500           169        115,167         1,019
Research and development                       429,848       432,798        771,618       764,588
                                             ---------     ---------      ---------     ---------
         TOTAL EXPENSES                      1,085,049     1,354,880      2,011,865     1,784,726
                                            ----------     ---------     ----------     ---------
         OPERATING LOSS                     (1,076,330)     (470,929)    (2,002,442)     (774,184)

NON OPERATING INCOME
Interest income                                    475         2,585          4,554         2,585
                                             ---------     ---------      ---------     ---------

NET LOSS                                   $(1,075,855)    $(468,344)   $(1,997,888)     (771,599)
                                           -----------     ---------    -----------     ---------
                                           -----------     ---------    -----------     ---------

LOSS PER COMMON SHARE                           $(0.07)       $(0.03)        $(0.12)       $(0.05)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                                 16,131,000    15,621,000     16,078,000    15,578,000





            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)




                                                      Six months ended
                                                December 31        December 31
                                                   1997                1996
                                                   $                   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                        (1,997,888)        (771,599)
Adjustments to reconcile net loss to net
cash used in operating activities                  388,257          200,715
                                                ----------         --------
NET CASH USED IN OPERATING ACTIVITIES           (1,609,631)        (570,884)
                                                ----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                    (33,287)         (33,487)
                                                ----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (net)                     429,653          165,620
Issuance of common stock                           361,250          800,000
                                                ----------         --------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                         790,903          965,620
                                                ----------         --------
EFFECT OF EXCHANGE RATE CHANGES                      7,793          (19,629)
                                                ----------         --------

NET INCREASE (DECREASE) IN CASH                   (844,222)         341,620

CASH AT BEGINNING OF PERIOD                        859,238           54,805
                                                ----------         --------

CASH AT END OF PERIOD                              $15,016         $396,425
                                                ----------         --------
                                                ----------         --------





            See notes to condensed consolidated financial statements

MSU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at December 31, 1997, the results of its operations for three and six months ended December 31, 1997 and 1996, and its cash flows for the six months ended December 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1997. The results of the operations for the three and six months ended December 31, 1997 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 1998.

NOTE 2 - SHAREHOLDERS' EQUITY

During the six months ended December 31, 1997, shareholders deficit increased approximately $1,630,000. Net loss for the six month period was $1,988,000. The cumulative translation adjustment decreased by approximately $11,000. The Company issued 181,500 shares of its common stock for $361,250 during the six month period. Of the 181,500 shares issued, 94,500 were issued for cash in private transactions with JM Simpson, a director, 37,000 were issued pursuant to the exercise of warrants; and 25,000 were issued pursuant to an agreement with the note-holder of the $250,000 non-interest bearing Note which was repaid in July 1997

NOTE 3 - LOSS PER COMMON SHARE

The Loss per common share is computed based upon the weighted average of the shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS OPERATIONS AND SIGNIFICANT RISKS

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, MSU (UK) Limited and MSU Operations (US) Inc. (collectively the "Company"). All significant inter company accounts have been eliminated in the consolidated financial statements.

The Company operates primarily through MSU (UK) Limited which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At December 31, 1997 there was an accumulated deficit of $9,130,394. Additionally the Company has had recurring negative cash flows from operations. The Company expects that it is likely to incur net losses at least through to the end of the third quarter of fiscal 1998, and possibly through that year, as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond the third quarter of fiscal 1998 if anticipated revenues from development fees, and royalties in respect of sales of the Envoy chip, or royalties and conditional and forecasted purchase orders of customised Internet Access Devices are not realised. Such conditional and forecasted purchase orders in respect of the Internet Access Device assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company; and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1998 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

During the six month period ended December 31, 1997 significant software modifications to the Internet Access Device were completed, and Mitac Inc., the Company's licensee and joint venture partner, has announced the commencement of pre-production samples of the latest 4 megabyte version of the proprietary Slipstream Internet Access Device for which it has now received orders. Mitac Inc. manufactures and sells the Internet Access Devices designed by the Company. The Company is developing the ISP Chip - version 3 which will provide enhanced Internet features and capabilities. In addition, the development of the Company's Envoy chip is continuing and the Company considers that commercial sales could commence later in the fiscal year.

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

RESULTS OF OPERATIONS
Comparison of the three and six months ended December 31, 1997 to the three and six months ended December 31, 1996

Revenues for the three and six months ended December 31, 1997 decreased over the same periods of 1996 by $875,232 and $1,001,119 respectively. Comparison with the previous periods however is not meaningful as in this period, apart from the sale of a small number of samples, there were no revenues generated as the Company concentrated its efforts on the development of its Internet Access Device, the ISP Chip-version 3 and the Envoy chip.

The Company has only limited customers to date that frequently systematically purchase its products or retains its services. The loss of one customer could have a material effect on the Company's business.

Costs of revenues for the three and six months ended December 31, 1997 decreased over the same periods in 1996 by $580,020 and $581,476 respectively. The cost of revenues fluctuate due to variations in gross margins as between chip sales, support services and development services; however, because of the limited number of sales in the three and six months ended December 31, 1997 comparison with 1996 is meaningless.

Research and development expenditures generally consist of expenditure related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three and six months ended December 31, 1997 research and development expenses were $2,950 less and $7,030 more than in the corresponding periods in the previous year. As mentioned above, as the revenues generated in the three and six months ended December 31, 1997 were negligible, compared to the revenues generated in the three and six months to December 31, 1996, comparison of research and development expenditure as a percentage of revenues for the respective periods is not meaningful. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

Selling, general and administrative and other expenses for the three and six months ended December 31, 1997 increased over the same periods of 1996 by $14,505 and $232,089 respectively primarily due to increased personnel costs resulting from the development of the Company's infrastructure, costs associated with marketing and promotion, including related travel, and professional costs incurred in the preparation of the Exchange Act annual reports. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication' rent and occupancy costs; and professional fees.

Interest expense for the three and six months ended December 31, 1997 increased over the same periods of 1996 by $57,331 and $114,148 respectively due to the interest which is now payable on the 10% Convertible Notes; there was no similar interest cost in the three and six months ended December 31, 1996.

The costs associated with the financing of the 10% Convertible Notes are being amortised over the period of the Notes; there was no similar expense in the three and six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private sales of equity and debt securities. For the six month period ended December 31, 1997 cash used in operating activities of approximately $1,610,000 was primarily attributable to the Company's net loss for the period. Cash used in investment activities of approximately $33,000 during such period related mainly to the acquisition of computer equipment. Cash flows from financing activities of approximately $791,000 were attributable to aggregate net proceeds of $430,000 from private sales of common stock; $301,000 from the issuance of further 10% Convertible Notes and $126,000 from the proceeds of a bridge note private placement.

At December 31, 1997 the Company's principal source of liquidity was approximately $15,000 in cash. Since December 31, 1997 additional liquidity has been provided by the receipt of further loans of $125,000 under the above mentioned bridge note private placement. The total bridge loan is anticipated to be $1 million. The loan bears interest at 9%, has a term of one year and shall be prepaid from 50% of the proceeds of any institutional equity investment and from new licensing fees obtained from its products.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On December 15, 1997, the Company received a Complaint which was filed in New York State Supreme Court, New York County by Forte Communications, Inc., alleging damages in the amount of $112,800, for public relations and consulting services rendered by plaintiff to the Company. The Company intends to defend against the suit but has not yet filed its answer.


Item 2 - Changes in securities

In July 1997 the Company repaid the $250,000 non-interest bearing note payable and issued to the holder thereof 25,000 shares of its restricted common stock.

In July, September and October 1997 a total of 37,000 shares of the Company's restricted stock were issued, pursuant to the exercise of a warrant, at $1 per share.

On September 3, 1997 Jeremy Simpson acquired from the Company, in a private transaction, 26,900 shares of the Company's common stock for $79,000 in cash. In October 1997 Mr. Simpson acquired a further 47,320 shares of the Company's common stock for $118,300 in cash and in November 1997 20,280 shares of the Company's common stock for $50,700 in cash. In all cases the price paid for the shares was the market price prevailing on the respective dates.

Item 3 - Defaults upon Senior Securities

The Company is currently in default on the interest due on its outstanding 10% Promissory Notes. The Notice of Default received by the Company does not specify an amount, but the Company estimates the interest due at approximately $115,000.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other information

Effective July 1, 1997 Jeremy Simpson was appointed to serve as a director of the Company as non-executive Deputy Chairman.

In August 1997, Fred Kashkooli also joined the Board following the appointment of Capital Bay Securities as the company's investment bankers.

In September 1997 Keith Peirson was appointed to the Board and he has also been appointed the Company's managing director.

In November 1997 Gerald J Capaci resigned from the Board.

Item 6 - Exhibits and Reports on Form 8-K

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.



                                                              MSU Corporation
                                                                 (Registrant)

Date: February 20, 1998

                                                 /s/ R. H. Phillips
                                                 R H Phillips, Vice President
                                 (Principal Financial and Accounting Officer)