Form 10-Q
period 1998-03-31
MSU CORP
filed 1998-05-20
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________

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

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock of the Registrant outstanding as of May 11, 1998 was 16,282,622 according to the Company's transfer agent.

                                 Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1 Condensed Consolidated Financial Statements

Condensed Consolidated Balance sheets as of March 31, 1998
   and June 30, 1997                                                       3

Condensed Consolidated statements of Operations for the three and nine months ended March 31, 1998 and the three and nine
    months ended March 31, 1997                                            4

Condensed Consolidated statements of Cash Flows for the nine
    months ended March 31, 1998 and 1997                                   5

Notes to Condensed Financial Statements                                    6

Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7-9

PART II - OTHER INFORMATION

Item 1       Legal Proceedings                                            10
Item 2       Change in Securities                                         10
Item 3       Defaults upon Senior Securities                              10
Item 4       Submission of Matters to a Vote of Security Holders          10
Item 5       Other Information                                            10
Item 6       Exhibits and Reports on Form 8-K                             10

                         PART I - FINANCIAL INFORMATION

Item 1

                   Condensed Consolidated Financial Statements
                                 MSU Corporation

                Condensed Consolidated Balance Sheets (Unaudited)

                                     ASSETS

                                                                         March 31       June 30
                                                                          1998           1997

CURRENT ASSETS                                                        $               $
Cash and cash equivalents                                                   23,086       859,238
Accounts receivable -trade                                                  28,285       105,842
Accounts receivable -other                                                  67,360        77,469
Inventory                                                                    6,523        12,325
Prepaid expenses and other                                                  44,445        67,085
                                                                      ------------   -----------
                TOTAL CURRENT ASSETS                                       169,699     1,121,959
EQUIPMENT, net of accumulated depreciation of $79,955 and
       $41,764 at March 31, 1998 and June 30, 1997 respectively            122,384        76,305

OTHER ASSETS

Deferred financing costs, net of accumulated amortisation of
       $647,770 and $13,201at March 31,1998 and
       June 30, 1997 respectively                                          198,322       803,077
Deferred registration costs                                                 28,333        85,000
                                                                      ------------   -----------
                                                                           226,655       888,077
                                                                      ------------   -----------
                    TOTAL ASSETS                                      $    518,738   $ 2,086,341
                                                                      ============   ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
10% Convertible Notes - current                                          2,299,750          --
Short term borrowings                                                      314,985       131,595
Shareholders' advances payable                                           1,572,010     1,562,680
Note payable                                                                  --         250,000
Accounts payable and accrued liabilities                                 1,235,684       713,461
Related-party payables                                                      20,292        20,239
                                                                      ------------   -----------
            TOTAL CURRENT LIABILITIES                                    5,442,721     2,677,975

LONG TERM DEBT - 10% Convertible Notes                                        --       1,829,742

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value; 50,000,000 shares authorized
16,282,622 and 15,986,891 shares issued and outstanding at
March 31, 1998 and June 30 1997 respectively                               162,825       159,869
Additional paid-in capital                                               4,889,103     4,456,560
Cumulative translation adjustments                                          91,084        94,701
Accumulated deficit                                                    (10,066,995)   (7,132,506)
                                                                      ------------   -----------
                  TOTAL SHAREHOLDERS' DEFICIT                           (4,923,983)   (2,421,376)
                                                                      ------------   -----------
                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' DEFICIT                               $    518,738   $ 2,086,341
                                                                      ============   ===========

            See notes to condensed consolidated financial statements

                                 MSU Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               Three months ended           Nine months ended
                                               March 31                     March 31
                                               1998           1997          1998           1997
                                               ----           ----          ----           ----
REVENUES                                  $     1,582    $    145,508   $     11,005   $  1,156,050

EXPENSES

Cost of revenues                                   934         73,100          7,245        660,887
Selling, general and
administrative and other                       314,731        469,069        963,138        896,030
Depreciation                                    18,578         13,951         37,560         18,332

Amortisation of deferred financing costs       239,857           --          691,236           --
Interest expense                                57,693          3,826        172,860          4,835
Research and development                       306,391        269,010      1,078,009      1,033,598

                                          ------------   ------------   ------------   ------------
        TOTAL EXPENSES                         938,184        828,956      2,950,049      2,613,682
                                          ------------   ------------   ------------   ------------
        OPERATING LOSS                        (936,602)      (683,448)    (2,939,044)      (774,184)

NON OPERATING INCOME
Interest income                                   --             --            4,554          2,585
                                          ------------   ------------   ------------   ------------

NET LOSS                                  $   (936,602)  $   (683,448)  $ (2,934,490)  $ (1,455,047)
                                          ============   ============   ============   ============

LOSS PER COMMON SHARE                     $      (0.06)  $      (0.04)  $      (0.18)  $      (0.09)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                                 16,226,000     15,760,000     16,146,000     15,622,000

            See notes to condensed consolidated financial statements

                                 MSU Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Nine months ended
                                                     March 31         March 31
                                                       1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                             $(2,934,490)   $ (1,455,047)
Adjustments to reconcile net loss to net
cash used in operating activities                     1,087,366        (119,574)
                                                    -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                (1,847,124)     (1,574,621)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                         (83,639)        (67,474)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (net)                          662,728         765,620
Issuance of common stock                                435,499         800,000
                                                    -----------     -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                            1,098,227       1,565,620
                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES                          (3,617)        (68,976)
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                        (836,153)         (7,499)

CASH AT BEGINNING OF PERIOD                             859,238          54,805
                                                    -----------     -----------
CASH AT END OF PERIOD                               $    23,085     $    47,306
                                                    ===========     ===========

            See notes to condensed consolidated financial statements

                                 MSU Corporation
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at March 31, 1998, the results of its operations for three and nine months ended March 31, 1998 and 1997, and its cash flows for the nine months ended March 31, 1998 and 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1997. The results of the operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 1998.

NOTE 2 - SHAREHOLDERS' EQUITY

During the nine months ended March 31, 1998, shareholders deficit increased approximately $2,503,000. Net loss for the nine month period was $2,934,000. The cumulative translation adjustment decreased by approximately $4,000. The Company issued 295,731 shares of its common stock for $435,500 during the nine month period and 114,231 shares for $74,250 in the three month period ended
March 31, 1998. Of the shares issued in the nine month period, 208,731 were issued for cash in private transactions with Mr. J. M. Simpson, a director; 37,000 were issued pursuant to the exercise of warrants; and 25,000 were issued pursuant to an agreement with the note-holder of the $250,000 non-interest bearing Note which was repaid in July 1997.

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

      The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At March 31, 1998 there was an accumulated deficit of $10,066,995. Additionally, the Company has had recurring negative cash flows from operations.

      In May 1998, the Company received aggregate royalty income of $500,000 with additional licensing fees of $650,000 due on May 31, 1998, and 560,000 restricted shares of common stock in a licensee. 60,000 of such shares in the licensee have been issued directly to Daybreak Fund LLC ("Daybreak") in settlement of the short term loan funding received of $314,985 from Daybreak and Capitol Bay Management. The balance of the shares are held as security on behalf of the holders of the 10% convertible notes.

      On May 6, 1998 the Company also entered into an agreement with Capitol Bay Securities, acting on behalf of the $2.3 million 10% convertible note holders under which, in consideration for reducing the conversion price from $3.00 to $1.50 and for granting to them the security of the 500,000 restricted shares of common stock in the licensee, the Noteholders agreed that there would be an automatic conversion of their notes into shares of common stock of the Company immediately following the effectiveness of a Registration Statement in respect of the shares underlying the Notes and once the Company's shares have then traded for 10 consecutive days at a price of $1.50 or higher. The Registration Statement has to become effective within 45 days of May 6, 1998; if there is a delay the conversion price reduces by $0.25 for each 30 day period in which there is a delay with a minimum conversion price of $0.75.

      In addition, on May 6, 1998 the Company agreed to issue 168,000 shares of common stock to the Noteholders in consideration of the interest due on the Notes through to July 31, 1998. The Noteholders also agreed that they would not declare the Notes in default at any time prior to July 31, 1998 for any reason whatsoever.

      The income received and receivable by the Company following the agreements in May 1998, will be reflected in the financial statements for the period ending June 30, 1998.

      The Company expects that it is now likely to report a small surplus for fiscal 1998 provided that the value of the licensee's shares is maintained at, or about, the current level. Further costs are however still being incurred by the Company as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses in fiscal 1999 if anticipated revenues from development fees, and royalties in respect of sales of the Envoy chip, or royalties and conditional and forecasted purchase orders of customised Internet Access Devices are not realised. Such conditional and forecasted purchase orders in respect of the Internet Access Device assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1998 and/or be unable to continue as a going concern. The foregoing factors raise doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

      During the nine month period ended March 31, 1998, significant software modifications to the Internet Access Device were completed and the Company commenced production of the latest 4 megabyte version of the proprietary Slipstream Internet Access Device for which orders have now been received by Mitac Inc, our joint venture partner which manufactures and sells the Internet Access Devices. The Company is continuing to develop the ISP Chip which will provide enhanced Internet features. In addition, the development of the Company's Envoy chip is continuing and the Company considers that commercial sales could commence later in the next fiscal year.

      The Company's strategy is to increase cash flows from operations through further development, upgrade and marketing of its chips and products incorporating such technology, with particular emphasis on the Envoy chip and on customised Internet Access Devices incorporating its Slipstream technology.
In order to support this strategy, the Company anticipates that if sales revenues are not generated in the coming months, it will, at least in the short term, have to continue to fund a significant portion of its operations, through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company also intends to further develop its infrastructure and organisation to support its anticipated operations activity, although it has no funds to address these concerns presently.

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

Results of Operations

Comparison of the three and nine months ended March 31, 1998 to the three and nine months ended March 31, 1997

      Revenues for the three and nine months ended March 31, 1998 decreased over the same periods of 1997 by $143,926 and $1,145,045 respectively. Comparison with the previous periods however is not meaningful as in this period, apart from the sale of a small number of samples, there were no revenues generated as the Company concentrated its efforts on further software and hardware developments of its Internet Access Device, and the Envoy chip.

      The Company has only limited customers to date that frequently and systematically purchase its products or retain its services. The loss of one customer could have a material effect on the Company's business.

      Costs of revenues for the three and nine months ended March 31, 1998 decreased over the same periods in 1997 by $72,166 and $653,642, respectively. The cost of revenues fluctuate due to variations in gross margins as between chip sales, support services and development services; however, because of the limited number of sales in the three and nine months ended March 31, 1998, comparison with 1997 is meaningless.

      Research and development expenses generally consist of expenditures related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three and nine months ended
March 31, 1998 research and development expenses were $37,380 and $44,411 more than in the corresponding periods in the previous year. As mentioned above, as the revenues generated in the three and nine months ended March 31, 1998 were negligible, compared to the revenues generated in the three and nine months ended March 31, 1997, comparison of research and development expenditure as a percentage of revenues for the respective periods is not meaningful. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

      Selling, general and administrative and other expenses for the three months ended March 31, 1998 decreased over the same period of 1997 by $154,338 and increased over the nine months ended March 31, 1998 by $67,108. The decrease in the three months ended March 31, 1998 is primarily due to a reduction in personnel, marketing and promotional costs in this period during which the company was concentrating its efforts on the development of its products.. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent and occupancy costs; and professional fees.

      Interest expense for the three and nine months ended March 31, 1998 increased over the same periods of 1997 by $53,867 and $168,025, respectively, due to the interest which is now payable on the 10% Convertible Notes; there was no similar interest cost in the three and nine months ended March 31, 1997.

      The costs associated with the financing of the 10% Convertible Notes are being amortised over the period of the Notes; there was no similar expense in the three and nine months ended March 31, 1997.

Liquidity and Capital resources

      The Company has financed its operations through private sales of equity and debt securities. For the nine month period ended March 31, 1998 cash used in operating activities of approximately $1,847,000 was primarily attributable to the Company's net loss for the period. Cash used in investment activities of approximately $83,000 during such period related mainly to the acquisition of computer equipment. Cash flows from financing activities of approximately $1,098,000 were attributable to aggregate net proceeds of $435,000 from private sales of common stock; $301,000 from the issuance of further 10% Convertible Notes and $315,000 from the proceeds of short term loans.

      At March 31, 1998 the Company's principal source of liquidity was approximately $23,000 in cash. Since March 31, 1998 additional liquidity has been provided by the receipt from interests connected to Mr. Jeremy Simpson, a director of the Company, of $90,750 from the sale of 139,615 of the Company's shares, and from the receipt of $500,000 of royalty income.

      The balance of the bridge loan, which the directors had expected to receive in the three months ended March 31, 1998, was not received.

      The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 1998 will be sufficient to meet its cash needs for working capital and capital expenditures for the remainder of fiscal 1998. The Company is however actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. Even assuming such additional financing, there can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On December 15, 1997 the Company received a complaint which was filed in New York State Superior Court, New York County, by Forte Communications, Inc., alleging damages in the amount of $112,800, for public relations and consulting services rendered by the Plaintiff to the Company, and alleged expenses. The Company has filed an answer to the suit on the basis of Forte's failure to fulfill its contractual obligations and to obtain the necessary authority for alleged expenses.

Item 2 - Changes in securities

      In February 1998 the Company agreed with Mr J M Simpson that he, or interests with which he is connected, would purchase a further 253,846 shares of the Company's common stock at $0.65 per share (being the prevailing market price at the date of the agreement). The total consideration is $165,000 with the purchase of shares being made between February 1998 and May 1998. At 31 March 1998, $74,250 had been received and since 31 March 1998, the balance of $90,750 has also been paid to the company

      On May 6, 1998 the Company also entered into an agreement with Capitol Bay Securities, acting on behalf of the $2.3 million 10% convertible note holders under which in consideration for reducing the conversion price from $3.00 to $1.50 and for granting to them the security of 500,000 restricted shares of common stock of a licensee, the Noteholders agreed that there would be an automatic conversion of their notes into shares of common stock of the Company immediately following the effectiveness of a Registration Statement in respect of the shares underlying the Notes and once the Company's shares have then traded for 10 consecutive days at a price of $1.50 or higher. The Registration Statement has to become effective within 45 days of May 6, 1998;
if there is a delay the conversion price reduces by $0.25 for each 30 day period in which there is a delay with a minimum conversion price of $0.75

Item 3 - Defaults upon Senior Securities

      The Company has been in default of the interest due on its outstanding 10% promissory notes. The Notice of Default received by the Company did not specify an amount, but the Company estimates that the interest due at March 31, 1998 was approximately $175,000.

      On May 6, 1998, the Noteholders agreed that in consideration for the issuance of 168,000 shares of common stock representing interest through July 31, 1998, the Notes would not be declared in default at any time prior to July 31, 1998 for any reason whatesoever

Item 4 - Submission of Matters to a Vote of Security Holders

      None

Item 5 - Other information

      None.

Item 6 - Exhibits and Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                                 MSU Corporation
                                                                    (Registrant)


Date: May 20, 1998                                            /s/ R.H. Phillips
                                                    ----------------------------
                                                    R H Phillips, Vice President
                                    (Principal Financial and Accounting Officer)