Form 10-K/A
period 1997-06-30
MSU CORP
filed 1998-11-05
CIK 798952

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                      TO

                       COMMISSION FILE NUMBER 33-28622-A
                            ------------------------

                                MSU CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                         FLORIDA                                                   22-274288
              (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER IDENTIFICATION NO.)
            OF INCORPORATION OR ORGANIZATION)

                        ELDER HOUSE, 526-528 ELDER GATE,
                    CENTRAL MILTON KEYNES, MK9 1LR, ENGLAND
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 441908232100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock
                            ------------------------

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

________________________________________________________________________________

                                FORM 10-K INDEX

                                                          PART I

Item 1.    Business

Item 2.    Properties

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

                                                         PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

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

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

     MSU Corporation, formerly Capital Acquisition Company ('Capital Acquisition'), was incorporated in Florida in 1986. MSU Corporation conducted no substantive business until October 1994 when all of the outstanding shares of MSU Public Limited Company, an England and Wales company formed under the Companies Act of 1985 ('MSU PLC') were exchanged for Capital Acquisition shares (the 'Exchange'). The Exchange was treated for financial reporting purposes as a reverse acquisition or purchase of Capital Acquisition by MSU PLC. MSU PLC, in turn owns all of the outstanding shares of MSU (UK) Limited ('MSU Limited'), an England and Wales company formed under the Companies Act of 1985. MSU Limited was formed in March 1991 and commenced operations in March 1992. MSU Corporation's business is based in the United Kingdom and is conducted almost exclusively by MSU Limited, its second tier subsidiary. In February 1997 MSU US Operations Inc., a North Carolina corporation and a wholly owned subsidiary of MSU Corporation ('MSU US') was formed to act as a sales company, in the United States, marketing and selling products developed by MSU Corporation.

     Unless the context otherwise requires, references in this Annual Report on Form 10-K to the 'Company' refer to MSU Corporation, MSU PLC, MSU Limited and MSU US. Historical financial information for periods prior to the Exchange has been presented as that of MSU Corporation as if MSU PLC and MSU Limited were owned by MSU Corporation during such periods. Unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of September 22, 1997.

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

               FISCAL YEAR                    AT END         AVERAGE
              ENDED JUNE 30                  OF PERIOD       RATE(1)       HIGH(2)       LOW(2)
------------------------------------------   ---------       -------       -------       ------
1993......................................      .67            .63           .69          .50
1994......................................      .65            .67           .68          .65
1995......................................      .63            .63           .65          .61
1996......................................      .65            .65           .64          .61
1997......................................      .60            .61           .64          .59

------------

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

     During the year ended June 30, 1997, sales by Mitac, Inc., a Taiwanese corporation, ('Mitac') of Internet Access Devices utilizing the Company's software and manufactured by Mitac, commenced, but to date only a limited number of sales have been made. To facilitate the manufacture of the Internet Access Devices, the Company arranged for the sourcing and purchase of chips used in the Internet Access Devices which were sold to Mitac at cost. In the future it is expected that Mitac will purchase all such chips directly from United Micro Corporation or such other companies as agreed upon by the Company and Mitac.

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

     In October 1993, MSU Limited entered into several agreements with IBM pertaining to the development of software and hardware for consumer multimedia units using the Slipstream ASIC Chip -- version 4.5. See 'BUSINESS -- Chip Technology'. In April 1995, after all development projects contemplated by the agreements had been completed, IBM advised the Company that it had determined not to pursue, at that time, the consumer multimedia product market. IBM retains a non-exclusive license to use such intellectual property. Additionally, any major enhancements to and replacement of such intellectual property as well as other technology developed by the Company must be offered first to IBM. The Company has offered its prototype Internet Access Device and related ISP Chip technology to IBM which offers were not accepted. The Company has not yet offered the Envoy Chip or the Wynpeg Chipset to IBM.

CHIP TECHNOLOGY

     Slipstream Application Specified Integrated Circuit ('Slipstream ASIC Chip'). The Slipstream ASIC Chip is a multi-function chip which provides graphics capability and high quality sound for multimedia systems. The Slipstream ASIC Chip incorporates (i) a video generator, that generates the video signal from digital information; (ii) a graphics accelerator, that controls memory and access to digital information allowing the manipulation and control of images; and (iii) digital signal processors, that allow the compression and decompression of data from CDs permitting the storage of massive amounts of data necessary for the storage and retrieval of images. These functions are typically achieved through the use of a group of chips in series.

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

     The Slipstream ASIC Chip -- version 4.5 is available in silicon. The Company's prototype generic (Video) CD Player is based upon the Slipstream ASIC Chip. See 'BUSINESS -- Prototype Products'.

     Internet Services Processor ('ISP Chip'). The ISP Chip is a version of the Slipstream ASIC Chip designed for use in Internet products such as the Company's prototype Internet Access Device. See 'BUSINESS -- Prototype Products'. Prior prototype Consumer Internet Access Devices used the Slipstream ASIC Chip. The ISP Chip provides more Internet related features (at a lower cost) than the Slipstream ASIC Chip. The ISP Chip is a graphics and sound processor which also provides interfacing and logic for the CPU and system memory. The ISP Chip is available in Silicon. The Company is in the late stages of development of an ISP Chip -- version 2 and in the early stages of development of an ISP
Chip -- version 3. Such ISP Chips are intended to provide enhanced Internet features and capabilities.

     CD Services Chip ('Envoy Chip'). The Envoy Chip reduces the complexity in compact disc drive systems and the cost of interfacing to compact disc drives in both PC's and consumer CD products. The Envoy Chip replaces six chips typically used within a CD mechanism. The three principal electronic components of a compact disc player are the servo processor, signal processor and micro controller. The Envoy Chip provides the servo, signal and control functions. The Envoy Chip is also suitable for CD ROM applications as it can replace principal components along the data path. The Envoy Chip is available in silicon.

     M-PEG Chipsets ('Wynpeg Chipsets'). The Wynpeg Chipset incorporates the Slipstream ASIC Chip and another non-proprietary chip that implements the decoding standards of the Motion Picture Experts Group ('M-PEG'). M-PEG is an international standards body that defined a world-wide standard for the compression of video data called Philips White Book Video M-PEG Standard. The Company's Wynpeg chipset is capable of decompressing video signals in accordance with such standard. The Company intends to develop version 2 of the Wynpeg Chipset in the future. There can be no assurance that the development of such Wynpeg Chipset -- version 2 will ever be commenced or completed.

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

     Consumer Internet Access Device. The Company's prototype Consumer Internet Access Device (the 'Internet Access Device') is a low cost, easy to use, small set top device which provides access to the Internet and on-line services via a telephone connection, standard television set and a hand held remote control unit. A keyboard is available at an additional cost to the consumer. Access to the Internet and on-line services is conventionally via PCs, which represent both a cost and technology barrier to many consumers. Prior prototype Internet Access Devices were based on the Company's Slipstream ASIC Chip; however, the most recent prototype Internet Access Device is based on the ISP Chip -- version
2. It is anticipated that future generations of the prototype Internet Access Device will be based on the ISP Chip -- version 3 or future generations and derivations.

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

     The Company's ISP Chip prototype Internet Access Device has been demonstrated internationally to manufacturers and others. The Company has experienced significant interest in this prototype Internet Access Device and related technology. The Company has entered into contracts with American Interactive Media, Inc. a US corporation ('AIM') and Mitac for the development, manufacture and sale of customized Internet Access Devices. It is anticipated that Mitac will manufacture for sale all customized Internet Access Devices developed pursuant to both the AIM and Mitac agreements. During fiscal 1997 approximately 9,000 devices were manufactured and either sold by Mitac to one of its commercial customers or were purchased from Mitac by the Company and sold as production samples to other potential customers. Production samples have been approved yet pending final software release; however, the Company has received no indication of any material problems with such samples. There can be no assurance that the final production samples will be approved by either of these two companies or any other third parties; that orders once placed by a third party will not be cancelled; or that any products will be manufactured or sold to any third party.

     The agreement with AIM grants AIM an exclusive right to manufacture, sell and otherwise distribute the Accessor internet access device. The agreement contemplates the formation of a joint venture between the parties. The agreement expires December 31, 2006 and is renewed automatically for successive one year periods unless terminated by either party on three months notice.

     The agreement with Mitac grants a non-exclusive license to Mitac to manufacture and sell the Company's Internet Access Device, including the ISP Chipset and software. The agreement also provides for a royalty payment by Mitac in addition to the sharing of profits from product sales. The agreement had an initial term of 18 months and is renewed automatically for successive one-year periods unless terminated by either party on three months notice. The agreement may also be terminated by either party in the event of a bankruptcy, assignment or inability to perform by the other party.

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

SUPPLY AND MANUFACTURING

     American Microsystems, Inc., a semiconductor manufacturer, has historically manufactured the Slipstream ASIC Chip -- version 4.5 and the ISP Chip. Prior versions of the Slipstream ASIC Chip were manufactured by Toshiba and Es2. It is anticipated that United Micro Corporation, a Taiwanese chip manufacturer, will manufacture the majority of the ISP Chip -- version 2, to be used in the customized Internet Access Device proposed to be manufactured by Mitac, and the Envoy chip. The Company has no written agreement with either American Microsystems, Inc. or United Micro Corporation. See 'BUSINESS -- Prototype Products -- Consumer Internet Access Device'. To date the Company has not experienced any significant problems obtaining the requisite number of chips for its operations, although its demands have been relatively limited. The Company has commenced discussions with other manufacturers for the production of other chips and chipsets should the need arise. Should demand for the Company's chips and chipsets increase significantly, there can be no assurance that the Company will be able to meet such demand, which could have a material adverse effect on the Company's business, financial conditions or results of operations. Furthermore, arrangements with new manufacturers could result in substantial delays, engineering charges and additional expenses.

     Mitac is the only present manufacturer of customized Internet Access Devices using the Company's chips and software. Should Mitac cease to manufacture the customized Internet Access Devices, the Company's business, financial conditions or results of operation would be adversely affected.

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

     A UK Patent application (No. 9706198.0) in respect of the Envoy CD Controller was filed on March 25, 1997 and will remain pending for twelve months from that date. It is the Company's intention to complete the filing of the necessary information to support this application within this period.

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

     The Company has registered trademarks for the names:

          (i) Wynpeg in the United Kingdom (Reg. No. 1572811, effective May 21,
     1994), Hong Kong (Reg. No. 06937/96, effective December 20, 1994), Taiwan (Reg. No. 00708445, effective April 1, 1996) and the United States (Reg. No. 74/718836, effective March 25, 1997).

          (ii) Slipstream in the United Kingdom (Reg. No. 2114009) which is currently being advertised. The Certificate of Registration is expected in December 1997.

     In addition, applications have been filed for the registration of the Envoy trademark in the United Kingdom (Application No. 217809 which the Company is informed by its Patent Attorneys is proceeding to acceptance), China (Application No. 970055064) and Hong Kong (Application No. 97/07465). Applications have also recently been filed to register the Envoy trademark in the European Community (Application No. 586107), the United States of America (Application No. 75/304,571), Japan (Application No. 124075/97), Taiwan (Application No. 86027777) and Singapore (Application No. s/6442/97).

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

     The Company is highly dependent on the experience of certain key personnel including Wynford Peter Holloway and Keith Edward Pierson, as well as some of its computer programmers, designers and engineers who contribute to the development and production of the Company's chips, chipsets and other products. If the Company were to lose the services of one or more of these key employees, before a qualified replacement could be obtained, its business could be materially adversely affected. The Company has entered into employment contracts with Messrs. Holloway, Snowdon, Phillips, Capaci and Peirson which restricts certain of their activities for one year after departure from the Company. See 'EXECUTIVE COMPENSATION -- Employment Agreements'. The Company plans to obtain key-man life insurance on Wynford Peter Holloway, the Company's Chief Executive Officer, for $5 million for one year. The Company has no plans to obtain key-man insurance on any other key personnel. The multimedia, consumer electronics and computer industries are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel, whether for replacement purposes or for new positions, necessary for the Company's growth and success.

MARKETING

     The Company markets its chips and prototype electronic products through exhibitions at trade shows and direct selling to OEMs and potential licensees of its technologies. The Company targets corporations in the consumer electronic, multimedia, computer hardware and software industries.

     No Sales of Products that Employ the Company's Chips; Dependence on Third Parties; Adequacy of Insurance. Products that incorporate the Company's chips or chipsets have only been manufactured in pre-production quantities pursuant to development contracts and other arrangements. There can be no assurance that any of these products will ever be manufactured, marketed and sold to the public. In connection with the manufacture and sale of such products, the Company will be dependent upon the manufacturing, marketing, financial, technological and other abilities of third parties with which it has established, or is attempting to establish commercial relations to develop, manufacture and market products using the Company's chips or chipsets. If the Company is unable to establish the requisite third party commercial relations, products using its chips or chipsets may never be successfully manufactured, marketed or sold. If any such third party fails to commit sufficient resources to complete the proper development, manufacturing or marketing of such products, the Company's reputation, business relationships, and product acceptance could be adversely affected. In addition, the Company will have little, if any, control over the timing or methods employed in the manufacture, marketing or sale of such products. Accordingly, if any products using the Company's chips or chipsets perform poorly, are inferior in quality or do not achieve market success, such distractions may be associated with the Company's chips and chipsets. The Company continues to review the adequacy of its insurance coverage. Presently, the Company believes that its insurance coverage may be inadequate in light of current and prospective agreements. However it continues to endeavour to obtain adequate coverage, although no assurance can be given that adequate insurance will be obtained.

OPERATIONS IN CHINA, TAIWAN AND HONG KONG

     Peoples Republic of China. The Company's interests may be adversely affected by the political environment in China. China is a communist country which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the top political leadership of the Chinese government may have a significant impact on policy and the political and economic environment in China. Moreover, economic reforms and growth in China have been more successful in certain provinces than in others, and the continuation or increase of such disparities could affect political or social stability. China only recently has permitted greater flexibility in its economic sector, however, the government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support the economic reform program that commenced in the late 1970's and possibly to return to the more centrally-planned economy that existed prior thereto, could have a significant effect on economic conditions in China and on the operations of the Company.

     The Company's interests may be adversely affected by the economic environment in China. The economy of China differs significantly from the economies of the United States and western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation (see 'Inflation' below), and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities.

     The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of China in the future could have a significant adverse effect on economic conditions in China and the economic prospects of the Company.

     Over the last few years, China's economy has registered a high growth rate and there have been recent indications that rates of inflation have increased. In 1996, China's overall inflation rate was estimated to be 6.3%, compared to 14.8% in 1995 and 21.7% in 1994. In response, the Chinese government recently has taken measures to curb the excessive expansion of the economy. These measures have included devaluations of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit (reducing the discretionary spending capability of certain of the Company's customers) and limited recentralization of the approval process for purchases of some foreign products. There can be no assurance that these austerity measures alone will succeed in slowing down the economy's excessive expansion or control inflation, nor that they will not result in severe disclocations in the Chinese economy in general. To further combat inflation, the Chinese government may adopt additional measures, including the establishment of freezes or restraints on certain projects or markets, which may have an adverse effect on the Company's operations.

     China's legal system is a civil law system which is based on written statutes and in which decided legal cases have little precedential value. China does not have a well developed, consolidated body of laws governing enterprises with foreign investments. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion. As legal systems in China develop, foreign business entities may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain swift and equitable enforcement thereof.

     Hong Kong. The Company may be materially adversely affected by factors affecting Hong Kong's political situation and its economy or in its international political and economic relations. Hong Kong was a British Crown Colony, but sovereignty over Hong Kong was transferred to China on July 1, 1997 and Hong Kong became a Special Administrative Region ('SAR') of the Peoples Republic of China ('PRC'). As provided in the Sino-British Joint Declaration on the Question of Hong Kong and Basic Law of the Hong Kong SAR of the PRC (the 'Basic Law'), the Hong Kong SAR is to have a high degree of autonomy except in foreign affairs and defense. Under the Basic Law, the Hong Kong SAR is to have its own legislature, legal and judicial system and economic autonomy for 50 years. Although, based on the current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty over Hong Kong will have a material adverse effect on the Company's business, financial condition or results of operations of the Company in the future, there can be no assurance as to the continued stability of political, economic or commercial conditions in Hong Kong.

     The Company has been advised that no treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgments. However, the courts of Hong Kong are generally prepared to accept a foreign judgment as evidence of a debt due. An action may then be commenced in Hong Kong for recovery of this debt. A Hong Kong court will only accept a foreign judgment of a debt due if: (i) the judgment is for a liquidated amount in a civil matter; (ii) the judgment is final and conclusive and has not been stayed or satisfied in full; (iii) the judgment is not directly or indirectly for the payment of foreign taxes, penalties, fines or charges of a like nature (in this regard, a Hong Kong court is unlikely to accept a judgment for an amount obtained by doubling, trebling or otherwise multiplying a sum assessed as compensation for the loss or damage sustained by the person in whose favor the judgment was given); (iv) the judgment was not obtained by actual or constructive fraud or duress; (v) the foreign court has taken jurisdiction on grounds that are recognized by the common lay/rules as to conflict of laws in Hong Kong; (vi) the proceedings in which the judgment was obtained were not contrary to natural justice (i.e., the concept of fair adjudication); (vii) the proceedings in which the judgment was obtained, the judgment itself and the enforcement of the judgment are not contrary to the public policy of Hong Kong;
(viii) the person against whom the judgment is given is subject to the jurisdiction of the Hong Kong court; and (ix) the judgment is not on a claim for contribution in respect of damages awarded by a judgment which does not satisfy the foregoing. Enforcement of a foreign judgment in Hong Kong may also be limited or affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

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

COMPETITION

     The market for multimedia, consumer electronics, computer and Internet products is highly competitive. Numerous competitors have commercialized, are developing or are expected to introduce hardware, software and other products that are or may be directly competitive with the Company's products. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company as well as substantially larger research and development staffs and facilities. These companies also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. The 3DO Company, C-Cube, and other companies are believed by the Company to be engaged in research and development of products with multimedia applications similar to certain of the Company's products. The Company also believes that Motorola, Inc., Sony Corp. and Cirrus Logic Inc., may be developing chips competitive with the Company's chips. Additionally numerous companies such as Web TV, ViewCall, Oracle, Sun Microsystems, Microsoft and IBM are involved in the development, sale and/or provision of Internet access devices or alternative means of permitting access to the Internet, all of which do or could compete with the Company's

Internet Access Device. Competitive factors could result in price reductions or increased spending on product development, marketing and sales that would adversely affect the Company's ability to compete and to be profitable. Accordingly, there can be no assurance that the Company will be able to compete successfully with its present competitors or potential competitors or that such competition will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, to the extent that any of the Company's competitors are able to develop products similar to the Company's products which become the industry standard, such competitor will have a competitive advantage over the Company.

SIGNIFICANT CUSTOMERS

     The Company has no customers to date that frequently and systematically purchase its products. The Company's revenue for the fiscal year ended June 30, 1997 was largely attributable to 4 customers. Such 4 companies were Mitac (Internet Access Device royalties and chip sales), Zilog (product development), AIM (product development), and C-Cube (Envoy -- product development). Revenues from these 4 customers were $706,225, $204,440, $109,250 and $250,000, respectively. The Company has entered into written agreements with each of these customers. Unless the products developed or to be developed in conjunction with the above companies are manufactured, marketed and sold, no future revenue, other than development fees not yet paid, are likely to be received from any of these companies under existing arrangements. The Company could be materially adversely affected if no products developed in conjunction with these companies are ultimately manufactured, marketed and sold.

     The agreement with Zilog provides for license fees and royalty payments to the company by Zilog in exchange for the grant of a worldwide, non-exclusive license to manufacture, market and sell the ISP Chipset revision 2 and future ping-in replacements for use in the Company's Netbox designs. The agreement also provides for support and development services by the Company to Zilog and its customers. The agreement may be terminated by either party in the event of a bankruptcy, breach, inability to perform, assignment or change in control of the other party.

     The C-Cube agreement provides for the commercial development by C-Cube of the Standalone Envoy Chip and for milestone payments to the Company at various stages in the development. The agreement may be terminated by either party in the event of a bankruptcy or breach of the agreement by the other party. If the agreement is terminated by C-Cube due to a breach by the Company, milestone payments paid to the Company under the agreement are refundable to C-Cube.

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

     Modification of Auditors' Opinion; Going Concern. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements as of June 30, 1997, 1996, and 1995, which states 'the Company has suffered and continues to suffer significant losses from its operations, has an accumulated deficit and revenue and cash flow from its operations have not developed to the point where the Company can internally fund its operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern'. See 'FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS'.

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

     In September 1994, MSU PLC entered into a placement agent agreement with Millport Limited ('Millport'), believed by the Company to be a Liberian corporation (with a Channel Islands office address), which arrangement was amended and confirmed by the Company in June 1995 (collectively the 'Millport Agreements'). Under the Millport Agreements, Millport agreed to place 2.2 million shares of the Company's common stock at $2.50 per share in a Regulation S offering. It is the Company's belief that Martin Miller, an officer and director of the Company from September 1994 through November 1994 and presently a stockholder of the Company, is affiliated with and controls Millport, directly or indirectly. In June and July 1995, the Company issued an aggregate 1,162,500 shares of common stock in connection with the Regulation S offering (although additional shares were issued in contemplation of subscriptions which were ultimately not received, which shares were subsequently cancelled). In June 1995, as part of such Regulation S offering, the Company issued 110,000 shares of common stock to two Liberian corporations in consideration of $275,000, which payment was never received. In July 1995, and as part of such Regulation S offering, the Company issued 950,000 shares of common stock in consideration of three promissory notes representing an aggregate principal amount of $1,297,500. All three notes were due on December 31, 1995 and only $852,500 of the principal amount has been repaid. The three obligors on the notes are Liberian corporations. Limited information is obtainable regarding officers, directors and principal stockholders of these Liberian corporations. Due to a lack of working capital, the Company has been unable to proceed legally against the Liberian corporations although demands have been made to Martin Miller who has orally offered to pay various sums provided he is issued additional shares, and subject to additional conditions. The Company has not accepted any of such offers. Mr. Miller has also alluded to claims that customers of Millport may have against the Company although no specific claims have been made. The Company is unaware of any meritorious claims that any such customers might have. An additional reason for not proceeding against potential defendants in this matter, to date, has been the likelihood that it would be unable to collect any judgment it might obtain against any of such potential defendants. The Company intends to proceed against these potential defendants to the extent prudent and reasonable as soon as it has sufficient working capital; however there can be no assurance that any action will be taken, that such action will not be barred by applicable statutes of limitation or that if successful, the Company will be able to collect upon any judgement it might obtain.

     The Company has no access to a significant portion of its corporate records, other than drafts and copies of certain documents, for the period from approximately September 1994 through December 1995, making it difficult to conclude that certain corporate matters were properly effected. The Company believes matters were effected properly; however it cannot confirm this with total certainty. The corporate records are currently in the possession of one of the Company's former New York law firms which refused, upon demand, to release such records until amounts allegedly due such law firm are paid. The Company intends to contest the amount allegedly due this firm based on the Company's belief that it was billed for many matters that were not authorized by the Company, some of which matters appear to have been rendered for or at the request of Martin Miller and/or Millport Limited. The Company believes such law firm also represents Martin Miller and represented Millport at the same time it represented the Company in connection with the Regulation S offering. Such law firm has never provided the Company with copies of the subscription agreements governing the acquisition of the shares in consideration of the three notes, referenced above, in connection with the Regulation S offering. The Company relied to a significant extent on this New York law firm in light of the fact that management and United Kingdom counsel had extremely limited knowledge of United States securities laws.

     In November 1994, the Company received a written demand from Paragon Capital Corporation for $75,000 plus additional unspecified amounts based upon an alleged breach of contract entered into with MSU PLC and relative to public and private financing for MSU PLC. Paragon claims that the Company negotiated with a third party in breach of such contract. The Company's position was that Paragon failed to perform in accordance with the contract and that the contract was of no further effect. The Company advised Paragon that it did not believe it had any liability to Paragon. To the Company's knowledge, Paragon has taken no further action in connection with this claim.

     As of December 31, 1997, the Company has outstanding $2,299,750 in 10% convertible notes on which it owes approximately $115,167 in past due interest. The Company's creditors have not threatened any legal action to collect amounts due under the notes; however, there can be no assurances that the creditors will not institute legal or collection proceedings in the future. The Company has no present plans to seek bankruptcy protection.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since May 24, 1995, bid and ask quotations of the Company's common stock have been reported by the National Association of Securities Dealers ('NASD') Electronic Bulletin Board. From November 2, 1994 through May 24, 1995 there was no 'established public trading market', although bid quotations were reported sporadically in the 'pink sheets' published by the National Quotation Bureau and on the NASD Electronic Bulletin Board. The Company's NASDAQ symbol is MUCP. The following table sets forth the range of high and low bid quotations without adjustment for retail mark-ups, mark-downs or commissions which do not necessarily represent actual transactions.

                                                                                          RANGE OF
                                                                                       BID INFORMATION
                                                                                      -----------------
                                                                                       HIGH        LOW
                                                                                      ------      -----
Fiscal Year ended June 30, 1997:
     Quarter ended June 30, 1997...................................................   $ 4.19      $1.75
     Quarter ended March 31, 1997..................................................   $ 6.87      $2.25
     Quarter ended December 31, 1996...............................................   $10.50      $4.50
     Quarter ended September 30, 1996..............................................   $11.31      $7.87
Fiscal Year ended June 30, 1996:
     Quarter ended June 30, 1996...................................................   $10.75      $4.38
     Quarter ended March 31, 1996..................................................   $ 5.63      $1.00
     Quarter ended December 31, 1995...............................................   $ 5.00      $3.03
     Quarter ended September 30, 1995..............................................   $13.75      $1.00

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

                                                                        FISCAL YEARS ENDED JUNE 30,
                                                        -----------------------------------------------------------
                                                          1997        1996        1995        1994         1993
                                                        --------    --------    --------    --------    -----------
                                                                                                        (UNAUDITED)
                                                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Income statement data:
     Total revenue...................................      1,480         393       1,596         875           152
     Loss from operations............................     (2,113)     (1,402)       (882)     (1,366)       (1,300)
     Net loss........................................     (2,107)     (1,397)       (878)     (1,365)       (1,296)
     Primary loss per share..........................      (0.13)      (0.10)      (0.07)      (0.31)        (0.38)
     Fully diluted loss per share....................      (0.13)      (0.10)      (0.07)      (0.31)        (0.38)
     Fixed charges to earnings deficiency............     (2,080)     (1,351)       (843)     (1,367)       (1,305)
Balance sheet data (at year end):
     Working capital (deficiency)....................     (1,556)     (1,856)     (2,662)     (1,841)       (1,290)
     Total assets....................................      2,086         164         363         197           229
     Long term debt..................................      1,830       --          --          --           --
     Stockholders' deficit...........................     (2,421)     (1,816)     (2,620)     (1,770)       (1,264)

     Per share amounts were computed for 1993 on the number of shares outstanding at the end of the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-K contains forward looking statements that involve risks and uncertainties. The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended (the 'Securities Act') and 21E of the Securities Exchange Act of 1934 (the 'Exchange Act'), including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-K are based on information available to the Company at the date of this report on Form 10-K, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under 'Business' and elsewhere in this report on Form 10-K. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-K.

OVERVIEW

     On October 3, 1994 MSU Corporation, formerly Capital Acquisition Company, acquired the outstanding capital stock of MSU PLC, the parent of MSU Limited (MSU PLC and MSU Limited referred to as 'MSU'), through the issuance of 9,422,222 shares of its common stock. This transaction has been accounted for as a recapitalization of MSU, with MSU as the acquirer (a reverse acquisition) and accordingly, the historical consolidated financial statements through the date of the transaction are those of MSU. Shareholders' equity reflects the equivalent number of common shares received in the recapitalization and all references in the consolidated financial statements with regard to the number of shares of common stock have been restated to give retroactive effect to the transaction.

     The Company operates primarily through MSU Limited which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

     The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, MSU Limited and MSU US (collectively the 'Company'). All significant intercompany accounts have been eliminated in the consolidated financial statements.

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

     The Company's revenues by geographic region during the years ended June 30, 1997, 1996 and 1995 were approximately as follows:

                        LOCATION                            1997($)     1996($)     1995($)
---------------------------------------------------------   --------    --------    --------
Europe...................................................      --        110,000     440,000
Far East.................................................    730,000       --        640,000
North America............................................    750,000     280,000     520,000

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

     In addition, the Company has borrowed funds from time to time for working capital under various secured credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the National Westminster Bank PLC prime rate. All such borrowings have been subject to the bank's discretion, collateralized by a security interest on substantially all of the assets of the Company and payable on demand.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company (and their respective positions within MSU PLC, MSU Limited and MSU US Operations Inc.) and their respective ages are as follows:

                  NAME                      AGE                          POSITION
-----------------------------------------   ---   -------------------------------------------------------
Wynford Peter Holloway...................   48    President, Chairman, Chief Executive Officer and
                                                  Director of the Company, Chairman of MSU PLC and MSU
                                                  Limited, and President of MSU US Operations Inc.
Jeremy Miles Simpson.....................   63    Deputy Chairman of the Board of Directors of the
                                                  Company
William Derek Snowdon....................   43    Secretary and Director of the Company, Secretary of MSU
                                                  PLC and MSU Limited, and a Director and Secretary of
                                                  MSU US Operations Inc.
Richard Horby Phillips...................   51    Principal Financial Officer and Director of the
                                                  Company, Director of MSU PLC and MSU Limited and a
                                                  Director and Treasurer of MSU US Operations Inc.
Gerald J. Capaci.........................   40    Vice President of Marketing and Business Development,
                                                  Director of the Company and Vice President of MSU US
                                                  Operations Inc.
Appointed since June 30, 1997
Keith Peirson............................   55    Managing Director of the Company
Fred Kashkooli...........................   57    Director of the Company

     Wynford Peter Holloway has served as Chief Executive Officer and a director of the Company since October 1994, and as Chairman of MSU PLC and MSU Limited since June 1994 and March 1991, respectively. He has been president of MSU US Operations Inc. since its incorporation in February 1997. Mr. Holloway is the founder of MSU Limited. From 1991 through 1992, Mr. Holloway was a self-employed design consultant providing professional design services to clients in the computer peripherals business.

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

     Each director serves for a term of one year from his election. Each officer serves for a term as set forth in his employment agreement.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's other executive officers receiving in excess of $100,000 in total annual salary and bonus (collectively the 'named executive officers'):

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                        --------------------------------------------------
                                                                                 AWARDS                    PAYOUTS
                                                                        -------------------------   ----------------------
                                                         OTHER ANNUAL                  SECURITIES
                              FISCAL   SALARY    BONUS   COMPENSATION    RESTRICTED    UNDERLYING    LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR    ($)(1)     ($)       ($)(2)      STOCK AWARDS    OPTIONS     PAYOUTS   COMPENSATION
----------------------------  ------   -------   -----   ------------   ------------   ----------   -------   ------------
Wynford Peter Holloway .....   1997    112,000    --        29,000         --             --          --          --
  Chief Executive Officer      1996    112,000    --        17,072         --             --          --          --
  and Director                 1995    112,000    --        24,083         --             --          --          --
Keith Charles Hall .........   1997     48,000*   --         4,400         --             --          --          --
  Former Director              1996     96,000    --         9,000*        --             --          --          --
                               1995     96,000    --         8,000         --             --          --          --
Richard Horby Phillips .....   1997     41,500*   --         7,470*        --             --          --          --
  Chief Financial and
  Accounting Officer and
  Director
Gerald J. Capaci ...........   1997     47,000*   --         3,500*        --             --          --          --
  Vice President and
  Director

------------

* Part of the year; to or from date of resignation/appointment

(1) All salaries and other annual compensation were paid by MSU Limited or MSU US Operations Inc.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

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

     Effective January 2, 1997 MSU Limited entered into an employment agreement with Richard Horby Phillips, the Company's Chief Financial Officer, providing for an annual base salary of $107,900, subject to annual increases within the discretion of the Board of Directors. During an initial period, which is still continuing, Mr. Phillips is to receive a lower base salary at the annual rate of $83,000 as he is unable to devote all of his time to the Company's affairs due to other commitments. At present Mr. Phillips is devoting approximately 4 days a week to the Company's affairs.

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

     The agreement with Messrs. Holloway, Snowdon, Phillips and Peirson each provide for automatic termination once the employee reaches 65 years of age. The Company has the right under each agreement to terminate the agreement immediately for cause and then has the option to pay the employee his base salary for the remainder of the term. Each agreement contains a non-competition clause, restricting the employee from soliciting the Company's customers and employees and from holding an interest in a competing firm.

     Effective January 29 1997, MSU Limited entered into an employment agreement with Gerald J. Capaci providing for an annual base salary of $125,000, subject to annual increases within the discretion of the Board of Directors. In addition, the Company will make an annual nondiscretionary contribution to a retirement plan for Mr. Capaci at a rate of 7.5% of his annual salary and will establish and maintain a medical benefits plan for Mr. Capaci, his spouse and dependent children.

COMPENSATION OF DIRECTORS

     Directors are reimbursed for all reasonable expenses in attending each Board Meeting.

STOCK OPTION GRANT TABLE

     The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended June 30, 1997.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                           PERCENT
                                          OF TOTAL
                                           OPTIONS                                                       POTENTIAL REALIZABLE VALUE
                            NUMBER OF      GRANTED                                                        AT ASSUMED ANNUAL RATE OF
                            SECURITIES       TO                                 MARKET                    STOCK PRICE APPRECIATION
                            UNDERLYING    EMPLOYEES     EXERCISE OF            PRICE ON                        FOR OPTION TERM
                             OPTIONS      IN FISCAL     BASE PRICE             DATE OF     EXPIRATION    ---------------------------
          NAME               GRANTED        YEAR       ($ PER SHARE)            GRANT         DATE       0%($)     5%($)     10%($)
-------------------------   ----------    ---------    -------------           --------    ----------    ------    ------    -------
Wynford Peter Holloway...     150,000        23.0%         $2.12                $ 2.12       4/18/02       --      87,858    194,142
                              (Note 1)
                               20,000         3.1%         $3.25                $ 3.25       6/24/02       --      17,958     39,683
                              (Note 2)
William Derek Snowdon....      20,000         3.1%         $3.25                $ 3.25       6/24/02       --      17,958     39,683
                              (Note 2)
Richard Horby Phillips...     100,000        15.3%         $2.12                $ 2.12       5/11/02       --      58,572    129,428
                              (Note 3)
Gerald J. Capaci.........     300,000        46.0%         $2.12                $ 2.12       5/11/02       --      58,572    129,428
                              (Note 3)
Jeremy Miles Simpson.....      62,500         9.5%         $2.12(50,000)        $ 2.12       5/11/02       --      29,286     64,714
                              (Note 4)                     $2.37(12,500)        $ 2.37       6/30/02       --       8,785     18,086

------------

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

(5) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the assumption that the Company's common stock will appreciate in value from the date of the grant to the end of the option term (five years from the date of the grant) at annualized rates of 5% and 10% (total appreciation of approximately 28% and 61%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the common stock.

STOCK OPTION EXERCISES AND HOLDINGS TABLE

     The following table provides information concerning the values of unexercised options held by the named executive officers at June 30, 1997. No options were exercised by such officers during the Company's fiscal year ended June 30, 1997.

                         FISCAL YEAR-END OPTION VALUES

                                                                                NUMBER OF SECURITIES
                                                                               UNDERLYING UNEXERCISED
                                                                                  OPTIONS AT FISCAL
                                                                                     YEAR END(#)
                                          SHARES ACQUIRED                    ---------------------------
                  NAME                      ON EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE
----------------------------------------  ---------------   --------------   -----------   -------------
Wynford Peter Holloway..................       --               --             100,000        170,000(2)
William Derek Snowdon...................       --               --             100,000         20,000
Richard Horby Phillips..................       --               --                            100,000
Gerald J. Capaci........................       --               --                            300,000
Jeremy Miles Simpson....................       --               --                             62,500

                                                 VALUE OF UNEXERCISED
                                                    IN-THE-MONEY
                                                  OPTIONS AT FISCAL
                                                   YEAR END($)(1)
                                          ------------------------------------
                  NAME                    EXERCISABLE            UNEXERCISABLE
----------------------------------------  -------------          -------------
Wynford Peter Holloway..................      --                     78,375
William Derek Snowdon...................      --                      6,250
Richard Horby Phillips..................                            144,250
Gerald J. Capaci........................                            144,250
Jeremy Miles Simpson....................                             87,031

------------

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

     Since October 1994, the law firm of Phoenix Walters Solicitors has regularly rendered legal services as counsel to the Company. W.D. Snowdon, a director and executive officer of the Company, is a partner of Phoenix Walters Solicitors. The Company, through the U.K. subsidiary, paid $117,000 in legal fees to Phoenix Walters Solicitors during fiscal 1997.

     Between September 1994 and March 1995, Mr. Phillips provided consultancy services to the Company for which he rendered invoices for $16,500. As of September 1997, the amount remained unpaid.

     In November 1992, MSU Limited, Mr. Holloway, TXC Corporation and a third party entered into an agreement relating to the development of a CD based multisystem. Such agreement contemplated that a new entity, owned 46% by Mr. Holloway, 46% by TXC Corporation and 5% by the third party, would develop and own such project, however, MSU Limited, Mr. Holloway and TXC Corporation subsequently agreed that MSU Limited would independently develop and own the product. The third party never performed under the November 1992 agreement and, accordingly MSU Limited's position is that such third party has no rights or claims under such agreement. TXC Corporation and Mr. Holloway agreed to indemnify MSU Limited in connection with any claim made by such third party. Pursuant to the November 1992 agreement, TXC Corporation contributed $1,541,910 to MSU Limited. Pursuant to a June 1993 agreement, restating the 1992 agreement, TXC Corporation loaned $618,000 to MSU

Limited. Of the $2,159,910 aggregate capital contribution, $1,400,000 is represented by an unsecured, interest free loan payable to TXC Corporation at such time as the Company is reasonably able to do so without jeopardizing its financial condition, and the balance was an equity contribution. Pursuant to a March 1994 agreement, TXC Corporation and the Company mutually agreed to waive their respective obligations under the November 1992 and June 1993 agreements in exchange for 550,000 shares of MSU Limited stock and certain additional consideration. TXC Corporation has waived any claims it may have had to such additional consideration. The MSU Limited stock issued to TXC Corporation was exchanged for MSU PLC stock in June 1994 and the MSU PLC stock was exchanged for Company common stock in October 1994 in connection with the Exchange. TXC Corporation is a principal stockholder of the Company and holds a non-exclusive license to use the Wynpeg Chipset technology in connection with the manufacture of video CD players. Such license was granted to TXC Corporation in connection with a development contract entered into in July 1994.

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

     In June 1996, MSU Limited obtained a $76,000 credit facility from National Westminster Bank Plc ('Bank'). The credit facility was secured by a security interest on all of the Company's assets and the personal guarantees of each of Messrs. Holloway, Hall and Snowdon. The Guarantees of Messrs. Hall and Snowdon were secured by a pledge of their shares of Company common stock. In consideration of the benefit derived by the Company as a result of the guarantees provided by these directors, each of the directors concerned was granted, effective June 7, 1996, an option to acquire 100,000 shares of Company common stock at an exercise price of $5.00. The options are exercisable in full commencing on June 7, 1997 and expire on June 6, 2001. The credit facility expired in August 1996 at which time there were no amounts outstanding under the facility. A security interest remains in place with the Bank to serve as collateral for additional credit facilities requested by the Company and approved by the Bank. The pledged shares have been released.

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

     On June 25, 1997, as part of the Placement Agent Agreement with Capitol Bay Securities in connection with the issuance of the Company's 10% Convertible Notes, Messrs. Holloway and Snowdon agreed to restrictions on their rights to sell, or otherwise dispose of, their shares of common stock registered in their respective names. In consideration for the benefit derived by the Company for their agreeing to these restrictions, Messrs. Holloway and Snowdon were each granted options to acquire 20,000 shares of the Company's common stock at $3.25 per share, the market price of the shares on the date of agreement. The options are exercisable in full commencing on December 25, 1997 and expire on June 24, 2002.

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

                                                              SHARES BENEFICIALLY               PERCENTAGE OF CLASS
                 NAME OF BENEFICIAL OWNER                            OWNED                         (SEE NOTE 3)
-----------------------------------------------------------   -------------------               -------------------
*Wynford Peter Holloway....................................        5,057,777(1)(2)(3)(4)(5)             31.5%
*William Derek Snowdon.....................................          522,277(3)(4)(5)                    3.3%
*Jeremy Miles Simpson......................................          307,068(3)(4)                       1.9%
*Richard Horby Phillips....................................          100,000(3)                          0.6%
*Gerald J. Capaci..........................................          100,000(3)                          0.6%
*Keith Peirson.............................................                 (4)
*Fred Kashkooli............................................                 (7)
Peter Brian Weber and Vivian George Bines
  as Trustees for the Employee Trust
  48 The Parade, Cardiff
  CF2 3AB England..........................................        2,769,444(2)(3)                      17.2%
TXC Corporation
  5F No. 15 SEC 2
  Chung Yang S Road
  Peitoi, Taipei, Taiwan...................................        2,208,333                            13.7%
McLaughlin Group LLC
  13750 US 281 North #660
  San Antonio Texas 78232..................................        2,250,000(6)                         14.0%
*All Directors and Executive Officers as a group (7
  persons).................................................        6,102,122                            37.9%

------------

(1) Mr. Holloway owns 2,138,333 shares of record. Mr. Holloway's shares have been pledged as security for a loan from Sabre Advanced Microelectronic Limited. See 'Executive Compensation -- Compensation Committee Interlocks and Insider Participation.' Pursuant to an unwritten

                                              (footnotes continued on next page)

(footnotes continued from previous page) agreement and understanding, Mr. Holloway shares voting and dispositive power with respect to the shares held by the Employee Trust.

(2) The Employee Trust constituted by a Trust Deed dated May 24, 1994 (of which Wynford Peter Holloway was the Settlor), is in favor of all past, present and future employees of MSU Limited and MSU PLC and any subsequent companies and their spouses and children. No allocations under the Trust have been made. Under the Trust Deed and so long as Mr. Holloway is living, his consent, as Settlor, is required for the appointment of beneficiaries and the appointment of new trustees. The Trustees also have the authority to delegate powers to Mr. Holloway. Pursuant to an unwritten agreement and understanding, Mr. Holloway shares voting and dispositive powers with respect to the shares held by the Employee Trust.

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

                                     NAME                                         NO. OF SHARES
-------------------------------------------------------------------------------   -------------
   Wynford Peter Holloway......................................................      150,000
   William Derek Snowdon.......................................................      100,000
   Jeremy Miles Simpson........................................................       50,000
   Peter Brian Weber and Vivian George Bines...................................      100,000
   Richard Horby Phillips......................................................      100,000
   Gerald J. Capaci............................................................      100,000

(4) Excludes the following shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days).

                                     NAME                                         NO. OF SHARES
-------------------------------------------------------------------------------   -------------
   Wynford Peter Holloway......................................................       20,000
   William Derek Snowdon.......................................................       20,000
   Jeremy Miles Simpson........................................................       12,500
   Gerald J. Capaci............................................................      200,000
   Keith Peirson...............................................................      300,000

(5) See 'Executive Compensation -- Compensation Committee Interlocks and Insider Participation' regarding a potential pledge arrangement with National Westminster Bank Plc. covering shares held by Mr. Holloway and Mr. Snowdon.

(6) Includes 650,000 shares issuable pursuant to a currently execisable warrant to purchase 650,000 shares of Company common stock at $1 each.

(7) Mr. Kashkooli is the beneficial holder of $24,000 10% Convertible Notes which are convertible into 8,000 shares of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Martin Miller, a former director and executive officer of the Company, is believed by the Company to be affiliated with Millport Limited ('Millport'), a corporation retained by MSU Limited in September 1994 to serve as a placement agent in connection with a Regulation S offering. The placement agent arrangement was amended and confirmed by the Company in June 1995 (such agreements collectively referred to as the 'Millport Agreements') and the offering was conducted in June and July 1995. In connection with the offering, Martin Miller was issued 150,000 shares of the

Company's common stock and Millport received commissions on shares sold in addition to being granted a two year option to acquire up to 500,000 shares of the Company's common stock. The option was never granted because the Company believes that Millport did not perform in accordance with the terms of the Millport Agreements. The Company believes that it is not bound to any of the restrictions under the Millport Agreements. See 'Item 3. LEGAL PROCEEDINGS'.

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

     Effective January 30, 1996 and February 29, 1996, pursuant to a stock purchase agreement, McLaughlin Group LLC acquired from the Company, in private transactions, 800,000 and 800,000 shares, respectively, of the Company's common stock for an aggregate purchase price of $1 million. McLaughlin Group LLC was also granted certain demand and piggyback registration rights. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities, arising out of any untrue statement of material fact contained in a prospectus, offering circular or other document or any violation by the company of the Securities Act or any regulations thereunder in connection with any shares so registered.

     On July 21, 1997 McLaughlin Group LLC was granted a warrant to purchase 650,000 shares of the Company's common stock at an exercise price of $1.00 per share, such right to expire on July 20, 2002. In consideration for the granting of this warrant McLaughlin Group LLC agreed to waive its rights under the stock purchase agreement of January 30, 1996 whereby it had been granted (i) a warrant to purchase such number of shares of the Company's common stock as equals 3.5% of the outstanding shares of the common stock on the date the warrant was exercised (with such determination to be made on a fully diluted basis). This original warrant was exercisable, in whole only, at an exercise price of $1. million and was due to expire eighteen months after March 1, 1996; and (ii) the right to acquire additional shares of capital stock upon issuance by the Company of additional capital stock (except in certain specified cases) in order to maintain the same proportion of voting power of the Company as was owned prior to the issuance.

     McLaughlin Group LLC has also been granted certain demand and piggyback registration rights in connection with the shares issuable under the July 21, 1997 warrant. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities, arising out of any untrue statement of material fact contained in a prospectus, offering circular or other document or any violation by the company of the Securities Act or any regulations thereunder in connection with any shares so registered.

     Mark McLaughlin, a member of McLaughlin Group LLC, is president and a principal stockholder of McLaughlin International, Inc. ('MII'). MII serves as a consultant to the Company pursuant to two engagement letters entered into on November 8, 1995 and May 17, 1996. The engagement letters provide that MII will act as a consultant to the Company in connection with certain strategic transactions, relating to the marketing and distribution of the Company's products and technology in Japan and to a select number of companies located principally in the United States, for a period of six months, subject to extension by mutual agreement. The November 8, 1995 engagement letter was extended for a further six month period. As compensation under the November 8, 1995 engagement letter, which covers Japan, MII, Inc. will receive for a period of seven years (in the case of revenues and royalties) or an indefinite period or one time payment (in the case of fees) a percentage of revenues, royalties and fees (with such percentages ranging from 5% to 10% dependent upon what and how much is received) received by the Company as a direct or indirect result of the efforts of MII. As additional compensation, MII will receive warrants to acquire 75,000 shares of common stock per each $1 million in fees received by the Company (not to exceed 750,000 warrant shares) plus bonus warrants to acquire 250,000 shares in the event the Company receives $20 million in fees, in each case as a direct or indirect result of the efforts of MII. Such warrants will be exercisable for a five-year term at a price equal to the lesser of $10 or 50% of the market price of the Company's stock on the date of issue. Shares of common stock issuable upon exercise of the warrants will carry customary registration rights. As compensation under the May 17, 1996 engagement letter, MII will receive, for the duration of the relationship (between the Company and the party introduced by the consultant), a percentage of upfront research and development fees/payments; equity private placement proceeds; service provider revenue/fees; and chip sales (with such percentages ranging from 4% to 8%) received by the Company as a direct or indirect result of the efforts of MII. To be entitled to a percentage compensation under either engagement letter, the revenue, payments, sales or fees must commence or be paid during the engagement period or during the twelve month period immediately following the engagement period. In November 1996 McLaughlin International Inc. declined to renew the engagement letters dated November 8, 1995 and May 17, 1996. As of September 1997 no business has been procured from any companies that are the subject of the engagement letters and no compensation payments are yet due.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Keith Hall, Wynford Holloway, William Snowdon, R.H. Phillips, Jeremy Simpson, MSU Employees Discretionary Trust have failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year and prior fiscal years. None of the aforesaid individuals and/or entities have filed Form 3s. In addition, Mr. Holloway did not report 1 transaction; Mr. Snowdon did not report 3 transactions; and the MSU Employees Discretionary Trust did not report 5 transactions on Form 4. The Company also believes that Mr. Hall and McLaughlin Group LLC are delinquent in their Form 4 filings. The aforesaid parties are also delinquent in filing Form 5s.

     See 'Item 11. EXECUTIVE COMPENSATION -- Compensation Committee Interlocks and Insider Participation' for additional relationships and related transactions.

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

            Consolidated Statements of Income for the years ended June 30, 1995, June 30, 1996 and June 30, 1997

            Consolidated Statements of Changes in Stockholders' Deficit for the years ended June 30, 1995. June 30, 1996 and June 30, 1997.

            Consolidated Statements of Cash Flows for the years ended June 30, 1995 June 30, 1996 and June, 30 1997

          Notes to Consolidated Financial Statements.

     Financial Statement Schedules

        None

     Exhibits

     2      -- Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC(3)
     3.1    -- Articles of Incorporation(1)
     3.2    -- Amendment to Articles of Incorporation(4)
     3.3    -- Bylaws(1)
     3.4    -- Amendment to Bylaws(2)
     4.1    -- Common Stock Purchase Agreement with McLaughlin Group LLC(4)
     4.2    -- Amendment to Common Stock Purchase Agreement with McLaughlin Group LLC(4)
     4.3    -- Warrant issued to McLaughlin Group LLC(4)
    10.1    -- Service Agreement with Wynford Peter Holloway(4)
    10.2    -- Service Agreement with Keith Charles Hall(4)
    10.3    -- Service Agreement with William Derek Snowdon(4)
    10.4    -- Placement Agreement with Millport Limited as amended and confirmed(4)
    10.5    -- Employee Trust(4)
    10.6    -- Office Lease Agreement with Brixton Estates Plc.(4)
    10.7    -- Manufacturing, Distribution and Joint Venture Agreement with AmericanInteractive Media, Inc.
               Confidential treatment has been requested for specific portions of the Manufacturing, Distribution and
               Joint venture Agreement(4)
    10.8    -- Engagement letter, dated November 8, 1995 as amended with McLaughlin International, Inc.(4)
    10.9    -- Engagement letter, dated May 17, 1996 with McLaughlin International, Inc.(4)
    10.10   -- Form of Director Option granted to each Director in consideration of the Guarantee to national
               Westminster Bank Plc. credit facility(4)
    10.11   -- Development and licensing Agreement with TXC Corporation. Confidential treatment has been requested for specific portions of the License Agreement.(4)
    10.12   -- Agreement with Mitac, Inc. Confidential treatment has been requested for specific portions of the
               Agreement(4)
    10.13   -- Letter Agreement, dated February 15, 1997, with Forte Communications, Inc., as public relations consultants to the Company, together with letter amending such Letter Agreement(5)
    10.14   -- License Agreement, dated January 29, 1997, with Zilog Inc. a California corporation. Confidential treatment has been requested for specific portions of the License Agreement(5)

    10.15   -- License Agreement, dated August 18, 1997, with C-Cube Microsystems Inc., a Delaware corporation.
               Confidential treatment has been requested for specific portions of the License Agreement.(5)
    10.16   -- Service Agreement with Keith Edward Peirson(5)
    10.17   -- Service Agreement with Richard Horby Phillips
    10.18   -- Service Agreement with Gerald J. Capaci(5)
    16      -- Letter re change in certifying accountant from Coopers & Lybrand LLP(4)
    21      -- Subsidiaries of Registrant (5)
    24      -- Power of Attorney. reference is made to the signature page of this report
    27      -- Financial Data Schedule

------------

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

Date: October 29, 1998

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

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
        /s/ WYNFORD PETER HOLLOWAY          Chief Executive Officer and Director           October 29, 1998
 .........................................    (Principal Executive Officer)
         (WYNFORD PETER HOLLOWAY)

        /s/ WILLIAM DEREK SNOWDON           Secretary and Director                         October 29, 1998
 .........................................
         (WILLIAM DEREK SNOWDON)

        /s/ RICHARD HORBY PHILLIPS          Director (Principal Financial                  October 29, 1998
 .........................................    and Accounting Officer)
         (RICHARD HORBY PHILLIPS)

                    *                       Director                                       October 29, 1998
 .........................................
          (JEREMY MILES SIMPSON)

                    *                       Director                                       October 29, 1998
 .........................................
             (FRED KASHKOOLI)

                    *                       Director                                       October 29, 1998
 .........................................
             (KEITH PEIRSON)


*By: /s/ RICHARD HORBY PHILLIPS
 -------------------------------
         RICHARD HORBY PHILLIPS


                        MSU CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                    CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
Report of Independent Certified Public Accountants......................................................     F-2
Financial Statements:
     Consolidated Balance Sheets........................................................................     F-3
     Consolidated Statements of Operations..............................................................     F-4
     Consolidated Statements of Changes in Shareholders' Deficit........................................     F-5
     Consolidated Statements of Cash Flows..............................................................     F-6
     Notes to Consolidated Financial Statements.........................................................     F-7

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

                                          Certified Public Accountants

Orlando, Florida
August 28, 1997

                        MSU CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                                                                          1997           1996
                                                                                       -----------    -----------

                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................   $   859,238    $    54,805
     Accounts receivable............................................................       105,842         11,529
     Inventory......................................................................        12,325        --
     Prepaid expenses and other.....................................................       144,554         58,035
                                                                                       -----------    -----------
          Total current assets......................................................     1,121,959        124,369
Equipment, net of accumulated depreciation of $41,764 in 1997 and $47,191 in 1996...        76,305         39,887
Other assets:
     Deferred financing costs, net of accumulated amortization of $13,201...........       803,077        --
     Deferred registration costs....................................................        85,000        --
                                                                                       -----------    -----------
                                                                                           888,077        --
                                                                                       -----------    -----------
          Total assets..............................................................   $ 2,086,341    $   164,256
                                                                                       -----------    -----------
                                                                                       -----------    -----------
                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Bank overdraft.................................................................   $   131,595    $   --
     Current portion of long-term debt..............................................       162,680        --
     Shareholder advance payable....................................................     1,400,000      1,400,000
     Note payable...................................................................       250,000        --
     Accounts payable and accrued liabilities.......................................       713,461        572,294
     Related-party payable..........................................................        20,239          7,680
                                                                                       -----------    -----------
          Total current liabilities.................................................     2,677,975      1,979,974
Long-term debt......................................................................     1,829,742        --
Commitments and contingencies:
Shareholders' deficit:
     Common stock, $0.01 par value; 50,000,000 shares authorized; 15,986,891 and
      15,534,722 shares issued and outstanding at June 30, 1997 and 1996,
      respectively..................................................................       159,869        155,347
     Additional paid-in capital.....................................................     4,456,560      2,984,081
     Cumulative translation adjustments.............................................        94,701         70,651
     Accumulated deficit............................................................    (7,132,506)    (5,025,797)
                                                                                       -----------    -----------
          Total shareholders' deficit...............................................    (2,421,376)    (1,815,718)
                                                                                       -----------    -----------
          Total liabilities and shareholders' deficit...............................   $ 2,086,341    $   164,256
                                                                                       -----------    -----------
                                                                                       -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                            1997           1996           1995
                                                                         -----------    -----------    ----------

Revenues..............................................................   $ 1,479,911    $   392,693    $1,595,856
Expenses:
     Cost of revenues.................................................       650,790         65,795       604,058
     Selling, general and administrative..............................     1,485,577        403,636       520,196
     Depreciation.....................................................        43,709         31,545        20,996
     Interest expense.................................................        26,380         45,491        35,050
     Research and development.........................................     1,386,340      1,248,186     1,297,374
                                                                         -----------    -----------    ----------
          Total expenses..............................................     3,592,796      1,794,653     2,477,674
                                                                         -----------    -----------    ----------
          Operating loss..............................................    (2,112,885)    (1,401,960)     (881,818)
Nonoperating income:
     Interest income..................................................         6,176          5,199         3,399
                                                                         -----------    -----------    ----------
          Net loss....................................................   $(2,106,709)   $(1,396,761)   $ (878,419)
                                                                         -----------    -----------    ----------
                                                                         -----------    -----------    ----------
Loss per common share.................................................     $(0.13)        $(0.10)       $(0.07)
                                                                         -----------    -----------    ----------
                                                                         -----------    -----------    ----------
Weighted average number of common shares outstanding..................    15,700,000     14,494,000    12,508,000
                                                                         -----------    -----------    ----------
                                                                         -----------    -----------    ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                   COMMON STOCK
                                 $0.01 PAR VALUE     ADDITIONAL
                               --------------------   PAID-IN    ACCUMULATED
                                 SHARES     AMOUNT    CAPITAL      DEFICIT
                               ----------  --------  ----------  -----------

Balance -- June 30,
  1994........................ 10,196,380  $101,964  $  805,492  $(2,750,617)
Issuance of common shares.....  2,738,342    27,383     268,589      --
Translation adjustments.......     --         --         --          --
Net loss......................     --         --         --         (878,419)
                               ----------  --------  ----------  -----------
Balance -- June 30,
  1995........................ 12,934,722   129,347   1,074,081   (3,629,036)
Issuance of common shares.....  2,600,000    26,000   1,888,500      --
Collection of stock
  subscriptions receivable....     --         --         --          --
Issuance of options to
  purchase 100,000 shares of
  common stock................     --         --         21,500      --
Translation adjustments.......     --         --         --          --
Net loss......................     --         --         --       (1,396,761)
                               ----------  --------  ----------  -----------
Balance -- June 30,
  1996........................ 15,534,722   155,347   2,984,081   (5,025,797)
Issuance of common shares.....    452,169     4,522   1,472,479      --
Translation adjustments.......     --         --         --          --
Net loss......................     --         --         --       (2,106,709)
                               ----------  --------  ----------  -----------
Balance -- June 30,
  1997........................ 15,986,891  $159,869  $4,456,560  $(7,132,506)
                               ----------  --------  ----------  -----------
                               ----------  --------  ----------  -----------


                                  STOCK       CUMULATIVE       TOTAL
                              SUBSCRIPTIONS   TRANSLATION  SHAREHOLDERS'
                               RECEIVABLE     ADJUSTMENTS     DEFICIT
                              -------------  -----------   -------------
Balance -- June 30,
  1994........................$  --          $ 56,261      $(1,786,900)
Issuance of common shares..... (225,000)        --              70,972
Translation adjustments.......   --           (25,912)         (25,912)
Net loss......................   --             --            (878,419)
                              ---------      --------      -----------
Balance -- June 30,
  1995........................ (225,000)       30,349       (2,620,259)
Issuance of common shares.....   --             --           1,914,500
Collection of stock
  subscriptions receivable....  225,000         --             225,000
Issuance of options to
  purchase 100,000 shares of
  common stock................   --             --              21,500
Translation adjustments.......   --            40,302           40,302
Net loss......................   --             --          (1,396,761)
                              ---------      --------      -----------
Balance -- June 30,
  1996........................   --            70,651       (1,815,718)
Issuance of common shares.....   --             --           1,477,001
Translation adjustments.......   --            24,050           24,050
Net loss......................   --             --          (2,106,709)
                              ---------      --------      -----------
Balance -- June 30,
  1997........................$  --          $ 94,701      $(2,421,376)
                              ---------      --------      -----------
                              ---------      --------      -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                             1997           1996          1995
                                                                          -----------    -----------    ---------

Cash flows from operating activities
  Net loss.............................................................   $(2,106,709)   $(1,396,761)   $(878,419)
  Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation......................................................        43,709         31,545       20,996
     Non-cash expense related to issuance of stock purchase options....       --              21,500       --
     (Increase) decrease in accounts receivable, net...................       (93,495)        36,907       15,533
     (Increase) decrease in inventories................................       (12,325)       --            10,205
     Decrease (increase) in prepaid expenses...........................       (82,401)       (15,076)      16,918
     Increase in other assets..........................................      (888,077)       --            --
     Increase (decrease) in accounts payable and accrued liabilities...       216,329        (87,414)     201,127
     Increase (decrease) in related-party payable......................        12,013         (5,462)      13,276
                                                                          -----------    -----------    ---------
          Total adjustments............................................      (804,247)       (18,000)     278,055
                                                                          -----------    -----------    ---------
          Net cash used in operating activities........................    (2,910,956)    (1,414,761)    (600,364)
Cash flows from investing activities
     Acquisitions of equipment, net....................................       (77,299)       (31,163)      (6,693)
Cash flows from financing activities
     Proceeds from (repayments of) borrowings under short-term credit
       facilities, net.................................................       131,595       (861,937)     753,328
     Proceeds from issuance of convertible 10% promissory notes........     1,829,742        --            --
     Proceeds from issuance of note payable............................       250,000        --            --
     Proceeds from issuance of note to related party...................       162,680        --            --
     Issuance of common stock..........................................     1,477,001      2,139,500       70,972
                                                                          -----------    -----------    ---------
          Net cash provided by financing activities....................     3,851,018      1,277,563      824,300
Effect of exchange rate changes........................................       (58,330)        (4,652)         429
                                                                          -----------    -----------    ---------
          Net increase (decrease) in cash..............................       804,433       (173,013)     217,672
Cash and cash equivalents at beginning of year.........................        54,805        227,818       10,146
                                                                          -----------    -----------    ---------
Cash and cash equivalents at end of year...............................   $   859,238    $    54,805    $ 227,818
                                                                          -----------    -----------    ---------
                                                                          -----------    -----------    ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE 1 -- ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS

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

     Management's plans with regard to these matters include increased cash flows from operations through further development, upgrade and marketing of its chips and products, the issuance of additional shares of the Company's common stock or debt securities in exchange for proceeds, which may be used to provide the working capital needed to commercially exploit the Company's core technologies. The Company will have to expend significant amounts of cash on research and development in order to potentially produce revenues in the future, and it anticipates the initial source of such funds to be derived from the issuance of additional debt or equity securities. The issuance of any additional securities would further dilute the current ownership structure. The Company also intends to develop its infrastructure and organization to support its enhanced operations as funds become available. In 1996, contracts were concluded with American Interactive Media, Inc. for the development of customized Internet Access Devices and for the formation of a joint venture to market the Company's technology in the United States. Additionally, an agreement has been negotiated which provides for Mitac, Inc. to manufacture and market customized Internet Access Devices using the Company's proprietary technology. However, there can be no assurance that management will be successful in the implementation of its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Certain arrangements provide for the customer to pay a royalty or licensing fee. Such fees are to be paid to the Company if the customer uses the Company's work product in commercial applications. In addition, under certain agreements the Company has granted exclusive manufacturing and product rights to various third parties. Such royalties and fees earned by the Company in the year ended June 30, 1997, amounted to approximately $139,000. In the years ended June 30, 1996 and 1995, none of the arrangements resulted in royalty or licensing revenue to the Company.

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

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
DEFERRED REGISTRATION COSTS

     Legal, accounting and other costs related to the Company's proposed registration of shares (see Note 10) are capitalized as deferred registration costs. These costs will be offset against the anticipated conversion of the Company's 10% convertible promissory notes.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge which will be useful in developing new products or processes, or significantly enhancing existing products, and the implementation of such through design, building and testing of prototypes. The Company expenses all research and development costs as they are incurred.

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

TRANSLATION OF FOREIGN CURRENCY

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustments account in shareholders' equity.

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposited in a financial institution and accounts receivable. The Company primarily maintains its cash in bank deposit accounts in the United Kingdom, which are not insured. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

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

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -- RELATED-PARTY TRANSACTIONS

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

NOTE 4 -- INCOME TAXES

     As of June 30, 1997, the Company has a U. S. net operating loss carryforward of approximately $5,000 available to offset future taxable income. The net operating loss carryforward expires ratably through the year 2010. Under
U. S. federal tax law, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

RELATED-PARTY TRANSACTIONS -- (CONTINUED)
     As of June 30, 1997, the Company's subsidiaries have a United Kingdom net operating loss carryforward of approximately $6 million, which carries forward indefinitely under United Kingdom tax laws.

     Deferred tax assets resulting from the Company's United Kingdom income tax loss carryforwards were approximately $1.8 million and $1.2 million at June 30, 1997 and 1996, respectively. The Company has established a valuation allowance to fully offset these deferred tax assets, as their future realization is uncertain.

NOTE 5 -- STOCKHOLDERS' DEFICIT

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

NOTE 6 -- STOCK OPTIONS AND WARRANTS

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

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     In February 1997, the Company entered into a 'Placement Agent Agreement and a Bridging Loan Agreement,' which provided for the issuance to the Company of a bridging loan of $600,000 in advance of the offering of approximately $2,000,000 of convertible notes (see Note 8). In accordance with these agreements, the Company has issued warrants to the placement agent for 10,000 shares of the Company's common stock, exercisable from May 1997 to May 2000 at a price of $3.00 per share and to the bridge loan noteholders for 60,000 shares of the Company's common stock exercisable at $3.00 per share through January 2000.

     In May 1997, the Company issued to a consultant a warrant to purchase up to 150,000 shares of the Company's restricted common stock at an exercise price of $2.00 per share. No compensation expense was recorded for these options, as management believes the restrictions associated with any shares received by the option grantees on exercise will subject those shares to a discount from unrestricted market value.

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

     Activity related to the Company's stock options during the years ended June 30, 1994, 1995, 1996 and 1997, was as follows:

                                                                         OUTSTANDING OPTIONS
                                                                     ---------------------------
                                                                                     WEIGHTED
                                                                     NUMBER OF       AVERAGE
                                                                      SHARES      EXERCISE PRICE
                                                                     ---------    --------------
June 30, 1994.....................................................      --            --
     Grants.......................................................     115,000        $ 2.50
     Exercises....................................................      --            --
     Cancellations................................................     (65,000)       $ 2.50
                                                                     ---------
June 30, 1995.....................................................      50,000        $ 2.50
     Grants.......................................................     340,000        $ 4.77
     Exercises....................................................      --            --
     Cancellations................................................     (10,000)       $ 2.50
                                                                     ---------
June 30, 1996.....................................................     380,000        $ 4.47
     Grants.......................................................   1,622,500        $ 1.70
     Exercises....................................................      --            --
     Cancellations................................................      --            --
                                                                     ---------
June 30, 1997.....................................................   2,002,500        $ 2.22
                                                                     ---------
                                                                     ---------
     Options Exercisable at: June 30, 1997........................   1,332,000        $ 2.23
                                                                     ---------        ------
                                                                     ---------        ------

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     The range of exercise prices for options outstanding at June 30, 1997 was $1.00 to $5.00. The following table summarizes information about options outstanding at June 30, 1997:

                                                                           OUTSTANDING OPTIONS
                                                              ----------------------------------------------
                                                                              WEIGHTED
                                                                               AVERAGE           WEIGHTED
                                                              NUMBER OF      CONTRACTUAL         AVERAGE
                 RANGE OF EXERCISE PRICES                      SHARES      LIFE (IN YEARS)    EXERCISE PRICE
-----------------------------------------------------------   ---------    ---------------    --------------
$1.00 to $2.50.............................................   1,592,500          4.6              $ 1.48
$3.00 to $5.00.............................................     410,000          4.1              $ 4.52
                                                              ---------
                                                              2,002,500          4.5              $ 2.22
                                                              ---------
                                                              ---------

                                                                                   EXERCISABLE OPTIONS
                                                                               ---------------------------
                                                                                               WEIGHTED
                                                                               NUMBER OF       AVERAGE
                          RANGE OF EXERCISE PRICES                              SHARES      EXERCISE PRICE
----------------------------------------------------------------------------   ---------    --------------
$1.00 to $2.50..............................................................     962,000        $ 1.21
$3.00 to $5.00..............................................................     370,000        $ 4.54
                                                                               ---------
                                                                               1,332,000        $ 2.23
                                                                               ---------
                                                                               ---------

     SFAS No. 123, 'Accounting for Stock-Based Compensation' (SFAS 123) was issued during 1995 and is effective for the year ended June 30, 1997. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provisions of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. The fair value of the options granted during the fiscal years ended June 30, 1997 and 1996 reported below has been estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                      1997      1996
                                                                                     -------   -------

Expected life (in years)..........................................................     5         5
Risk-free interest rate...........................................................     6.0%      6.0%
Volatility........................................................................   135%      171%
Dividend yield....................................................................     0.0%      0.0%

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

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                1997           1996
                                                                             -----------    -----------

Pro forma net loss........................................................   $(3,430,000)   $(1,406,000)
Pro forma loss per share..................................................   $     (0.22)   $     (0.10)

     The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE 7 -- SHORT-TERM BORROWINGS

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

NOTE 8 -- LONG-TERM DEBT

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

     Long-term debt consists of the following at June 30, 1997 and 1996:

                                                                                  1997          1996
                                                                               ----------    ----------

Convertible 10% promissory notes, interest payable quarterly, maturing July
  1, 1998, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of one share for each $3.00 of
  note principal converted..................................................   $1,829,742    $   --
Unsecured, noninterest-bearing note payable, no specified date for
  repayment.................................................................      162,680        --
                                                                               ----------    ----------
                                                                                1,992,422        --
Less: current portion.......................................................     (162,680)       --
                                                                               ----------    ----------
          Total long-term debt..............................................   $1,829,742        --
                                                                               ----------    ----------
                                                                               ----------    ----------

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

LONG-TERM DEBT -- (CONTINUED)

     Maturities of long-term debt subsequent to June 30, 1997, are approximately as follows:


YEAR ENDING
  JUNE 30,                                                                                     AMOUNT
-----------                                                                                  ----------
   1998...................................................................................   $  160,000
   1999...................................................................................    1,830,000
   2000...................................................................................       --
   2001...................................................................................       --
   2002...................................................................................       --
   Thereafter.............................................................................       --
                                                                                             ----------
          Total...........................................................................   $1,990,000
                                                                                             ----------
                                                                                             ----------

     Cash paid for interest was approximately $26,000, $45,000 and $35,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space under operating leases entered into during 1996 and 1997, which expire through March 2001. Future minimum rental payments and service charges required under the leases at June 30, 1997, are approximately as follows:


YEAR ENDING
  JUNE 30,                                                                                     AMOUNT
-----------                                                                                  ----------
   1998......................................................................................   $93,000
   1999......................................................................................   $93,000
   2000......................................................................................   $88,000
   2001......................................................................................   $61,000

     For the years ended June 30, 1997, 1996 and 1995, rent expense totaled approximately $54,000, $26,000 and $24,000, respectively.

EMPLOYMENT AGREEMENTS

     In 1994, the Company entered into employment agreements with each of its executive officers requiring the payment of aggregate minimum annual salaries of approximately $355,000 until August 31, 1997. The agreements are rolling-term agreements and automatically renew for a further three-year term at the expiration of each year. The Company renegotiated the contracts with two of the officers in each of the years ended June 30, 1997, 1996 and 1995. The revised agreements resulted in a reduction in the related annual minimum salaries of approximately $147,000, $130,000 and $130,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The renegotiaions were due to lower than anticipated operating performance and cash flows; accordingly, no compensation expense has been recorded in the accompanying financial statements for that amount representing the reduction in salary.

     In January 1997, the Company entered into an employment agreement with one of its executive officers requiring payment of an aggregate minimum annual salary of approximately $108,000 until June 30, 1997. As part of the employment agreement, the executive officer was issued stock options to purchase 100,000 shares of the Company's common stock at a price per share equal to the market value of the stock as of the date of grant. This agreement requires a six-month notice to terminate by either party. A portion of the minimum salary requirement was waived by the officer for the first six months of the employment term, due to that officer's need to expend time on transitioning previous employment

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

COMMITMENTS AND CONTINGENCIES -- (CONTINUED) commitments that were not originally anticipated. In addition, in January 1997, the Company entered into an employment agreement with another one of its executive officers requiring payment of an aggregate minimum annual salary of approximately $125,000. This agreement requires a six-month notice to terminate by either party. As part of the employment agreement, the executive officer was issued stock options to purchase 100,000 shares of the Company's common stock at a price per share equal to the market value of the stock as of the date of grant. The executive officer shall also receive up to an additional 200,000 stock options under this agreement, if certain stock prices are achieved and maintained by the Company.

CONCENTRATIONS

     Revenues for the years ended June 30, 1997, 1996 and 1995 were generated from a small number of customers, the loss of any one of which could have a material adverse affect on the Company's business.

     The Company presently has only one supplier manufacturing customized Internet Access Devices using its chips and software. Should the supplier cease production, the Company could be adversely affected.

     The Company's revenue, by geographic region, during the years ended June 30, were approximately as follows:

                            LOCATION                                  1997         1996         1995
----------------------------------------------------------------   ----------    --------    ----------

Europe..........................................................   $   --        $110,000    $  440,000
Far East........................................................      730,000       --          640,000
North America...................................................      750,000     280,000       520,000
                                                                   ----------    --------    ----------
                                                                   $1,480,000    $390,000    $1,600,000
                                                                   ----------    --------    ----------
                                                                   ----------    --------    ----------

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

OTHER

     The Company does not have access to certain of its corporate records, other than drafts and copies of certain documents, for the period from approximately September 1994 through December 1995, making it difficult for the Company to conclude that certain corporate matters were properly effected. Current management believes that all matters during this period were effected properly, including approval of the reverse acquisition of Capital Acquisition Corporation by MSU, Plc. (see Note 1). The corporate records for the aforementioned period are in the possession of one of the Company's former

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

COMMITMENTS AND CONTINGENCIES -- (CONTINUED) law firms, which has refused to release such records until amounts allegedly due such firm are paid. The Company is contesting the amount allegedly due that firm based on the Company's belief that it was billed for services that were not authorized by the Company. The ultimate outcome of these matters and the amount of damages, if any, that may ultimately be incurred cannot presently be determined. The accompanying financial statements contain no provision or adjustments related to the ultimate outcome of these uncertainties.

     The Company continues to review the adequacy of its insurance coverage. Presently, the Company believes that its insurance coverage may be inadequate in light of current and prospective agreements. However, management continues to endeavor to obtain adequate coverage, although no assurance can be given that adequate insurance will be obtained.

NOTE 10 -- REGISTRATION OF SHARES

     The Company intends to file a registration statement on Form S-1 under the Securities Act of 1933, as amended, for the purpose of registering shares of common stock that are issuable upon the conversion of the Company's 10% convertible promissory notes (see Note 8) and to register 218,000 shares of common stock to be sold by certain selling shareholders.