Form 10-K
period 1998-06-30
MSU CORP
filed 1998-12-31
CIK 798952

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

                            ------------------------

Registrant's telephone number, including area code: 44 1908 232100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X_

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the average bid and asked prices for such stock as reported by Prophet Information Services, Inc. through America On-line, was $4,900,243.02.

     As of September 30, 1998, the registrant had issued and outstanding 16,481,337 shares of Common Stock.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

                                                         PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

     MSU Corporation, formerly Capital Acquisitions Company ('Capital Acquisition'), was incorporated in Florida in 1986. MSU Corporation conducted no substantive business until October 1994 when all of the outstanding shares of MSU Public Limited Company, an England and Wales company formed under the Companies Act of 1985 ('MSU PLC') were exchanged for Capital Acquisition shares (the 'Exchange'). The Exchange was treated for financial reporting purposes as a reverse acquisition or purchase of Capital Acquisition by MSU PLC. MSU PLC in turn owns all of the outstanding shares of MSU (UK) Limited ('MSU Limited'), an England and Wales company formed under the Companies Act of 1985. MSU Limited was formed in March 1991 and commenced operations in March 1992. MSU Corporation's business is based in the United Kingdom and is conducted almost exclusively by MSU Limited, its second tier subsidiary. In February 1997 MSU US Operations Inc., a North Carolina corporation and a wholly owned subsidiary of MSU Corporation ('MSU US') was formed to act as a sales company, in the United States, marketing and selling products developed by MSU Corporation; however it has remained dormant since its incorporation.

     Unless the context otherwise requires, references in this Annual Report on Form 10-K to the 'Company' refer to MSU Corporation, MSU PLC, MSU Limited and MSU US. Unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of September 30, 1998.

EXCHANGE RATES

     MSU PLC and MSU Limited conduct a significant amount of their operations in pounds sterling. References to $ in this Annual Report on Form 10-K are to US dollars and in many instances represent translations of pounds sterling into dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such dollar amounts. Unless otherwise stated, the translations of pounds sterling into dollars have been made at the average rate for the year indicated. The following table sets forth, for the periods indicated, certain information concerning the rates of pounds sterling per dollar:

               FISCAL YEAR                   AT END         AVERAGE
              ENDED JUNE 30                 OF PERIOD       RATE(1)        HIGH(2)       LOW(2)
-----------------------------------------   ---------       --------       -------       ------

1993.....................................      .67            .63            .69          .50
1994.....................................      .65            .67            .68          .65
1995.....................................      .63            .63            .65          .61
1996.....................................      .65            .65            .64          .61
1997.....................................      .60            .62            .64          .59
1998.....................................      .60            .60            .62          .60

------------

(1) Represents the average of the rates on the last day of each month during the relevant period.

(2) Represents the highest and lowest rates used in the average rate calculation.

GENERAL OVERVIEW

     The Company designs and develops computer chips and chipsets principally for use in consumer electronics products. Most of the Company's chips incorporate multiple functions, eliminating the need for several or more chips and permit a more efficient printed circuit board design, a diminished risk of malfunction and error, and at a lower cost.

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

     To date, the Company has developed numerous consumer electronic products on its own behalf and also pursuant to development contracts or arrangements with manufacturers based in China, Taiwan, Germany, the United States, Hong Kong and the United Kingdom. These contracts have typically provided for the payment of development and/or license fees plus royalties based on sales of products utilising the Company's chips or chipsets.

     During the year ending June 30, 1997, sales of Internet Access Devices by one of the Company's joint venture partners, Mitac, Inc., a Taiwanese corporation ('Mitac') commenced and further sales have been made in the year ended June 30, 1998, and to date approximately 15,000 of such devices have been shipped. The Company is in discussion with Mitac concerning the amount of royalties receivable in respect of sales to date, but until this matter has been resolved the Company considers it prudent to recognise no income from this source in the financial statements.

     On May 6, 1998 the Company entered into a licensing agreement with American Interactive Media Inc. ('AIM') whereby the Company granted to AIM a world-wide non-exclusive license in respect of the MSU proprietary intellectual property relating to the Internet Access Device. The consideration for the license was $1,150,000 in cash and 560,000 restricted shares of common stock in AIM of which 60,000 shares were issued directly to Capital Bay Securities and Daybreak Fund LLG in settlement of the short term funding received of $314,985, together with accrued interest and other fees owing.

     Other than in the very limited circumstances as described more fully herein no products developed pursuant to development contracts have been sold and no royalties have been received. In most instances, the Company has no control over a third party's manufacturing, marketing or purchasing decisions, and accordingly their can be no assurance that any developed products will be manufactured, marketed or sold. In fiscal 1998, the Company's revenues were derived almost entirely from license fees.

     In October 1993, MSU Limited entered into several agreements with IBM pertaining to the development of software and hardware for consumer multimedia units using the Slipstream ASIC Chip -- version 4.5. See 'BUSINESS -- Chip Technology'. In April 1995, after all development projects contemplated by the agreements had been completed IBM advised the Company that it had determined not to pursue, at that time, the consumer multimedia product market and that it would not announce prior to July 1995 a product using the intellectual property developed by the Company in conjunction with and licensed to IBM. IBM retains a non-exclusive licence to use such intellectual property. Additionally any major enhancements to and replacement of such intellectual property as well as other technology developed by the Company must be offered first to IBM in writing. The Company has offered its Internet Access Device and related ISP Chip technology to IBM and IBM has advised the Company of its rejection of such offer. The Company has not yet offered the Envoy Chip or the Wynpeg Chipset to IBM.

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

     The Slipstream ASIC Chip-version 4.5 is available in silicon. The Company's prototype generic (Video) CD Player is based upon the Slipstream ASIC Chip. See 'BUSINESS -- Products'.

     Internet Services Processor ('ISP Chip'). The ISP Chip is a version of the Slipstream ASIC Chip designed for use in Internet products such as the Company's Internet Access Device. See 'BUSINESS -- Products'. Prior prototype Consumer Internet Access Devices used the Slipstream ASIC Chip. The ISP Chip provides more Internet related features (at a lower cost) than the Slipstream ASIC Chip. The ISP Chip is a graphics and sound processor which also provides interfacing and logic for the CPU and system memory. The ISP Chip is available in Silicon. The Company is in the late stages of development of an ISP Chip version 2 and in the early stages of development of an ISP Chip -- version 3. Such ISP Chips are intended to provide enhanced Internet features and capabilities.

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

     M-Peg Chipsets ('Wynpeg Chipsets'). The Wynpeg Chipset incorporates the Slipstream ASIC Chip and another non-proprietary chip that implements the decoding standards of the Motion Picture Experts Group. M-PEG is an international standards body that defined a world-wide standard for the compression of video data called Philips White Book Video M-PEG Standard. The Company's Wynpeg chipset is capable of decompressing video signals in accordance with such standard. The Company intends to develop version 2 of the Wynpeg Chipset at some future unspecified time. There can be no assurance that the development of such Wynpeg Chipset -- version 2 will ever be commenced or completed.

PRODUCTS

     Generic (Video) CD Player. A prototype Generic CD Player, based on the Slipstream ASIC Chip, is a multi media product capable of use as a video CD player, audio CD player, and for a photo CD and Karaoke. This CD based multi media product consists of a conventional CD player equipped with an internal audio amplifier; a karaoke function which has the ability to run stereo sound track and produce graphics on the screen with overlaying text for lyrics; and a photo CD compatible with standard photo CDs and capable of supporting Kodak multi session-photo CDs. The prototype Generic CD Player operates with a standard television set.

     The Company has utilised the prototype Generic CD Player for demonstration purposes only. Specific products were designed and developed in connection with development contracts with two manufacturers in Taiwan and China, respectively. To date, no products have been manufactured for sale.

     Internet Access Device. The Company's Internet Access Device (the 'Internet Access Device') is a low cost, easy to use, small set top device which provides access to the Internet and on-line services via a telephone connection, standard television set and a hand held remote control unit. A keyboard is available as at an additional cost to the consumer. Access to the Internet and on-line services is conventionally via PCs, which represent both a cost and technology barrier to many consumers. The most recent Internet Access Device is based on the ISP Chip -- version 2. It is anticipated that future generations of the Internet Access Device will be based on the ISP Chip-version 3 or future generations and derivations.

     The Company has developed and is continuing to modify the software contained in its Internet Access Device. The software is stored on memory chips and hard coded in the Internet Access Device. The software enables users to interact with the Internet via its e-mail and browser functions. During the year ended June 30, 1998 significant software modifications to the Internet Access Device were completed and Mitac has commenced production of the latest 4 megabyte version of the proprietary Slipstream Internet Access Device. It is anticipated that software updates and `bug' fixes to Internet Access Devices sold and in use will be accomplished by downloading software via the Internet or from a licensed on-line or Internet service provider. Although steps will be taken by the company to protect its software from unauthorised modifications, there can be no assurance that unauthorised modifications will not occur.

     The Company's ISP Chip Internet Access Device has been demonstrated internationally to manufacturers and others. The Company has experienced significant interest in this Internet Access Device and related technology. The Company has entered into contracts with American Interactive Media, Inc. a US corporation ('AIM') and Mitac for the development, manufacture and sale of customised Internet Access Devices. During fiscal 1997 and 1998 approximately 15,000 devices were manufactured and either sold to commercial customers or were purchased from Mitac by the Company and sold as production samples to other potential customers.

     The agreement with Mitac grants a non exclusive license to Mitac to manufacture and sell the Company's Internet Access Device, including the ISP Chipset and software. The agreement also provides for a royalty payment by Mitac in addition to sharing the profits from product sales. The agreement had an initial term of eighteen months and is renewed automatically for successive one-year periods unless terminated by either party on three months' notice. The agreement may also be terminated by either party in the event of a bankruptcy, assignment or inability to perform by the other party.

     The agreement dated May 6, 1998 with AIM, which supersedes all previous agreements with AIM, grants AIM a non-exclusive world wide license to make, use, modify, have made, sell, market and distribute the software embedded or used by the Company in the development or manufacture of its proprietary Internet Access Device. The agreement also grants the Company, a non-exclusive world-wide license from AIM to make, have made, copy, sell and market AIM's Frames software for incorporation into internet access browsers including the Frames software and to sub license others to do so.

     Consumer PC. The Consumer PC is a CD based consumer product compatible with most PC software and providing Internet connection capability but operating via a standard television set. The Consumer PC resembles a VCR or CD player in both appearance and operation but serves in many capacities including as a video CD player and a PC CD ROM software disc player. The Consumer PC is not currently based on chip technology, but is based on system software designed by the company. The Company plans to design a custom chip to incorporate the key features of the Consumer PC in the near future. The Company has participated in a Consumer PC product development arrangement with a German manufacturer. Development of the product has been completed, however, to date, no products have been manufactured for sale.

SUPPORT SERVICES

     The Company has provided and will continue to provide consulting and other development services pursuant to contracts entered into with consumer electronic manufacturers and others. Company employees assist in, amongst other matters, identifying trends in consumer preference and generating new product ideas. The Company is involved in the development of software compatible with certain of its products and intends to offer technical support to consumers of its products and hardware and software engineers; however, there can be no assurance that such activities will result in profits to the Company.

SUPPLY AND MANUFACTURING

     It is anticipated that United Micro Corporation, a Taiwanese chip manufacturer, will manufacture the majority of the ISP Chip -- version 2 to be used in the customised Internet Access Device proposed to be manufactured by Mitac and the Envoy chip. The Company has no written agreement with United Micro Corporation. See 'BUSINESS -- Prototype Products -- Consumer Internet Access Device'. To date the Company has not experienced any significant problems obtaining the requisite number of chips for its operations although its demands have been relatively small. The Company has commenced discussions with additional manufacturers for the production of additional chips and chipsets should the need arise. Should demand for the Company's chips and chipsets increase significantly, there can be no assurance that the Company will be able to meet such demand, which could have a material adverse effect on the Company. Arrangements with new manufacturers could result in substantial delays, engineering charges and additional expense.

     Mitac is the only present manufacturer of customised Internet Access Devices using the Company's chips and software. Should Mitac cease to manufacture the customise Internet Access Devices, the Company would be adversely affected in the short term, although there are other companies which can manufacture the product.

RESEARCH AND DEVELOPMENT

     Since 1992 the Company has been engaged in developing its own chips and prototype products. It has done so independently and pursuant to research and development arrangements. Research is conducted at the Company's facilities located in Milton Keynes and Newmarket, England through engineers and programmers employed by it as well as independent contractors. During the fiscal years ended June 30, 1996, 1997 and 1998, the Company expended approximately $1.2 million, $1.4 million and $1.4 million respectively on unreimbursed research and development (which exclude all overhead costs other than employee, independent contractor, development tool and prototyping cost), all of which has been expensed.

     The multimedia, consumer electronics, computer and hardware and software industries are characterised by rapidly changing technology, evolving industry standards and frequent introductions of new products. The broad array of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until one or more such technologies gain widespread acceptance. The Company's success will depend upon its ability to anticipate such technological changes, adapt its products, introduce competitive products with features that meet changing customer requirements, and remain competitive in terms of price and product performance, and there can be no assurance that the Company will be able to meet any of these demands. Any material failure of the Company to meet any of these demands would adversely affect the use and acceptance of the Company's chips and chipsets and the introduction and sale of products using the Company's chips or chipsets, and would increase the likelihood that competitive products would become broadly accepted. There can be no assurance that the Company will successfully anticipate technological changes or that products developed by others will not render obsolete or commercially unviable the Company's chips and chipsets and the products using such chips and chipsets.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's ability to compete successfully depends, in part, on its ability to protect its intellectual property and proprietary technology in the United Kingdom, the United States and other countries. The Company has no issued patents, other than its pending patent with respect to its Envoy CD Controller (see below), but relies on a combination of trade secret protection, confidentiality agreements and licensing agreements with strategic partners, employees, consultants, vendors and licensees. The Company believes that the two dimensional design representation prepared for each of its chips is protected under the UK Copyright, Designs and Patent Act of 1988, which requires no registration with respect to such technology, and that the three dimensional aspects of each of its chips, including the electronic routes in the silicon, are protected under the UK Topography Rights. The Company believes that its chip technology is entitled to comparable protection under the US Copyright Act of 1976 and the Semiconductor Chip Protection Act of 1984. Although the Semiconductor Chip Protection Act does not require registration, the failure to register results in the loss of benefits after the passage of two years from the first commercial sale of a chip. The Company has not registered any of its chips under such Act. It is the Company's belief that patents for ASIC Chip technology are rarely granted because of rapid technology changes and the relative ease of designing round such patents. Despite this, the Company filed patent applications in the United Kingdom and the United States directed to the Slipstream ASIC Chip technology. The Company elected not to continue with the prosecution of these applications, due in large part to a lack of working capital, and the applications have been abandoned.

     A UK Patent application (No. 9706198.0) in respect of the Envoy CD Controller was filed on March 25, 1997. It is the Company's intention to complete the filing of the necessary information to support this application.

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

     The Company's license agreements prohibit unauthorised disclosures of the Company's technology to third parties. In cases where the Company has contracted with third parties in foreign countries, these provisions may be difficult to enforce in such foreign countries despite the existence of any applicable international treaties or conventions designed to protect rights to technology. The Company is aware that third parties may attempt to reverse engineer the Company's technology. There can be no assurance that the Company's confidentiality agreements will not be breached, or that the Company would have adequate remedies for any such breach. There can be no assurance that the Company's technology may not otherwise become known or be independently discovered by competitors. Under United Kingdom law, copyrights and mask rights related to technology designed and developed by independent contractors, whilst commissioned by the Company for such purpose, remain the property of the Company, unlike in the United States where an assignment of such rights from the independent contractor would be necessary to attain ownership of all such rights.

     The Company has registered trademarks for the names:

          (i) Wynpeg in the United Kingdom (Reg. No. 1572811, effective May 21
     1994), Hong Kong (Reg. No. 06937/96, effective December 20, 1994), Taiwan (Reg. No. 00708445, effective April 1, 1996) and the United States (Reg. No. 74/718836, effective March 25, 1997).

          (ii) Slipstream in the United Kingdom (Reg. No. 2114009).

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

     There can be no assurance that these trademark registrations will be accepted or, if accepted, will later not be cancelled or invalidated or that the Company's rights will not be subject to rights of prior users. The Company relies heavily on trademark protection under common law. There can be no assurance that such common law rights will not be limited or invalidated by third parties.

EMPLOYEES

     The Company has 16 employees, including four executive officers, two business development personnel, eight technical personnel and one administrator. The Company uses independent contractors for certain research and development matters.

     The Company is highly dependent on the experience of certain key personnel including certain of its executive officers and computer programmers, designers and engineers who contribute to the development and production of the Company's chips, chipsets and other products. If the Company were to lose the services of one or more of these key employees, before a qualified replacement could be obtained, its business could be materially adversely affected. The Company has entered into employment contracts with Messrs. Holloway, Snowdon, Phillips and Peirson which restricts certain of their activities for one year after departure from the Company. See 'EXECUTIVE COMPENSATION -- Employment Agreements'. The Company has no current plans to obtain key-man insurance on its key personnel. The multimedia, consumer electronics and computer industries are characterised by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel, whether for replacement purposes or for new positions, necessary for the Company's growth and success.

MARKETING

     The Company markets its chips and prototype electronic products through exhibitions at trade shows and direct selling to OEMs and potential licensees of its technologies. The Company targets corporations in the consumer electronic, multimedia, computer hardware and software industries.

     No Significant Sales of Products that Employ the Company's Chips; Dependence on Third Parties; Inadequacy of Insurance Coverage. Products that incorporate the Company's chips or chipsets have only been manufactured in relatively small quantities pursuant to development contracts and arrangements. There can be no assurance that significant numbers of these products will ever be manufactured, marketed and sold to the public. In connection with the manufacture and sale of such products, the Company is and will continue to be dependent upon the manufacturing, marketing, financial, technological and other abilities of third parties with which it has established, or is attempting to establish commercial relations to develop, manufacture and market products using the Company's chips or chipsets. If the Company is unable to establish the requisite third party commercial relations, products using its chips or chipsets may never be successfully manufactured, marketed or sold. If any such third party fails to commit sufficient resources to complete the proper development, manufacturing or marketing of such products, the Company's reputation, business relationships, and product acceptance could be adversely affected. In addition, the Company will have little, if any, control over the timing or methods employed in the manufacture marketing or sale of such products. Accordingly, if any products using the Company's chips or chipsets, perform poorly, are inferior in quality or do not achieve market success, poor performance may be associated with the Company's chips and chipsets. The Company continues to review the adequacy of its insurance coverage. Presently, the Company believes that its insurance coverage may be inadequate in light of current and prospective trading agreements. However it continues to endeavour to obtain adequate coverage, although no assurance can be given that adequate insurance will be obtained.

SERVICE PROVIDER

     The Company has no binding agreement with an Internet or on-line service provider. If customised Internet Access Devices using the Company's ISP Chip are ultimately manufactured and sold to consumers, arrangements with service providers will be required to ensure that a direct connection between a customised Internet Access Device and the Internet can be effected. Such arrangements will be between the service provider and either the Company, the manufacturer or purchasers of the Internet Access Device. There can be no assurance that satisfactory arrangements will be entered into with one or more service providers or that the Company will enter into any agreement directly with a service provider, which the Company believes would be preferable. A service provider may agree to use the Company's developed software, as is, or with minimal modifications; jointly to develop new software with the Company, or to develop its own software. It is possible that a service provider could elect to use the Company's software and retain the services of the Company for software, technical and development support. It is also possible that a service provider will purchase the Internet Access Device from the Company, the manufacturer or other party, develop and incorporate its own software and sell the Internet Access Device to consumers at a significantly lower price. Large service providers will likely prefer to have less dependence on the Company and others. There can be no assurance that a service provider will agree to use the Company's software and retain the Company's services for support which would likely result in greater potential revenues to the Company.

COMPETITION

     The market for multimedia, consumer electronics, computer and Internet products is highly competitive. Numerous competitors have commercialised, are developing or are expected to introduce hardware, software and other products that are or may be directly competitive with the Company's products. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company as well as substantially larger research and development staffs and facilities. These companies also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. The 3DO Company, C-Cube, and other companies are believed by the Company to be engaged in research and development of products with multimedia applications similar to certain of the Company's products. The Company also believes that Motorola, Inc., Sony Corp. and Cirrus Logic Inc., may be developing chips competitive with the Company's chips. Additionally numerous companies such as Web TV, ViewCall, Oracle, Sun Microsystems, Microsoft and IBM are involved in the development, sale and/or provision of Internet access devices or alternative means of permitting access to the Internet, all of which do or could compete with the Company's Internet Access Device. Competitive factors could result in price reductions or increased spending on product development, marketing and sales that would adversely affect the Company's ability to compete and to be profitable. Accordingly, there can be no assurance that the company will be able to compete successfully against its present competitors or potential competitors or that such competition will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, to the extent that any of the Company's competitors are able to develop products similar to the Company's products which become the industry standard, such competitor will have a competitive advantage over the Company.

SIGNIFICANT CUSTOMERS

     The Company has no customers, to date, that frequently and systematically purchase its products. The Company's revenue for the fiscal year ended June 30, 1997 was largely attributable to 4 companies, and for the year ended June 30, 1998 it was virtually all attributable to a licensing arrangement with one customer; American Interactive Media Inc. Unless the products developed or to be developed in conjunction with customers are manufactured, marketed and sold, no future revenues are likely to be received from existing arrangements. The Company could be materially adversely affected if no products developed in conjunction with the companies with which it has arrangements are ultimately manufactured, marketed and sold.

     An agreement with Zilog provides for license fees and royalty payments to the Company by Zilog in exchange for the grant of a world-wide, non-exclusive license to manufacture, market and sell the ISP Chipset revision 2 and future plug-in replacements for use in the Company's Netbox designs. The agreement also provides for support and development services by the Company to Zilog and its customers. The agreement may be terminated by either party in the event of a bankruptcy, breach, inability to perform, assignment or change in control of the other party. Following a change in control of Zilog, the company has given notice of its intention to terminate the contract and discussions are currently taking place which are likely to result in a new agreement being concluded.

VARIABILITY OF OPERATING RESULTS

     If the Company is able to generate significant revenues, the Company expects that its operating results will fluctuate as a result of changes in composition of its revenues, the occurrence and timing of new product introductions, if any, by third parties that it develops products with, and the Company's expenditures on research and development. Should the Company derive revenue from sales of its chips and chipsets to and/or royalties or licence fees from third parties, based on the sale of products utilising the Company's chips and chipsets, the company's revenue will vary with demand for such products. Any revenue may be affected by the seasonal nature of the market for consumer electronics, multimedia and computer products. Such demand may increase or decrease as a result of a number of factors that cannot be predicted and which are not within the Company's control, such as consumer preferences and product announcements by competitors.

     Modification of Auditors' Opinion; Going Concern. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements as of June 30, 1998, 1997, and 1996, which states 'the Company has suffered and continues to suffer significant losses from its operations, has an accumulated deficit and revenue and cash flow from its operations have not developed to the point where the Company can internally fund its operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern.' See 'FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS'.

     International Operations and Changes in Exchange Rates. The Company has entered into contracts with manufacturers located in the United States, Taiwan, Hong Kong, Germany and the Peoples Republic of China. The Company's international operations will subject it to various government regulations, export controls and the normal risks involved in international operations and sales. A majority of the Company's revenue to date has been received in US dollars; however, the Company's main operating subsidiary conducts business in pounds sterling. Any decline in the value of pounds sterling against the US dollar will have the effect of decreasing the Company's earnings when stated in US dollars. The Company currently does not engage in any hedging transactions that might have the effect of minimising the consequences of currency fluctuations and does not intend to do so in the immediate future.

     Peoples Republic of China. The Company's interests may be adversely affected by the political environment in China. China is a communist country which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the top political leadership of the Chinese government may have a significant impact on policy and the political and economic environment in China. Moreover, economic reforms and growth in China have been more successful in certain provinces than in others, and the continuation or increase of such disparities could affect political or social stability. China only recently has permitted greater flexibility in its economic sector, however the government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support the economic reform program that commenced in the late 1970's and possibly to return to the more centrally-planned economy that existed prior thereto, could have a significant effect on economic conditions in China and on the operations of the Company.

     The Company's interests may be adversely affected by the economic environment in China. The economy of China differs significantly from the economy of the United States and western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self sufficiency, rate of inflation (see 'Inflation' below) and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities.

     The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly retrained economic expansion recently. Similar actions by the central government of China in the future could have a significant adverse effect on economic conditions in China and the economic prospects of the Company.

     Over the last few years, China's economy has registered a high growth rate and there have been recent indications that the rates of inflation have increased. In 1996, China's overall inflation rate was estimated to be 6.3% compared to 14.8% in 1995 and 21.7% in 1994. In response, the Chinese government recently has taken measures to curb the excessive expansion of the economy. These measures have included devaluations of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit (reducing the discretionary spending capability of certain of the Company's potential customers) and limited re-centralization of the approval process for purchase of some foreign products. there can be no assurance that these austerity measures alone will succeed in slowing down the economy's excessive expansion or control inflation, nor that they will not result in severe dislocations in the Chinese economy in general. To further combat inflation, the Chinese government may adopt additional measures, including the establishment of freezes or restraints on certain projects or markets, which may have an adverse effect on the company's operations.

     China's legal system in a civil law system which is based on written statutes and in which decided legal cases have little precedential value. China does not have a well developed, consolidated body of laws governing enterprises with foreign investments. as a result, the administration of laws and regulations by government agencies may be subject to considerable discretion. as legal systems in China develop, foreign business entities may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and pre-emption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain swift and equitable enforcement thereof.

     Hong Kong. The Company may be materially adversely affected by factors affecting Hong Kong's political situation and its economy or in its international political and economic relations. Hong Kong was a British Crown Colony, but sovereignty over Hong Kong was transferred to China on July 1, 1997 and Hong Kong became a Special Administrative Region ('SAR') of the People's Republic of China ('PRC'). As provided in the Sino-British joint declaration on the question of Hong Kong and the Basic Law of the Hong Kong SAR of the PRC ('the 'Basic Law'), the Hong Kong SAR shall have a high degree of autonomy except in foreign affairs and defence, Under the Basic Law, the Hong Kong SAR is to have its own legislature, legal and judicial system and economic autonomy for 50 years. Although, based on current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty over Hong Kong will have a material adverse effect on the Company's business, financial condition or results of operations of the Company in the future, there can be no assurance as to the continued stability of political, economic or commercial conditions in Hong Kong.

     The Company has been advised that no treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgements. However, the courts in Hong Kong are generally prepared to accept a foreign judgement as evidence of a debt due. An action may then be commenced in Hong Kong for recovery of this debt. A Hong Kong court will only accept a foreign judgement as evidence of a debt due if: (i) the judgement is for a liquidated amount in a civil matter; (ii) the judgement is final and conclusive and has not been stayed or satisfied in full; (iii) the judgement is not directly or indirectly for the payment of foreign taxes, penalties, fines or charges of a like nature (in this regard a Hong Kong court is unlikely to accept a judgement for an amount by doubling, trebling or otherwise multiplying a sum assessed as compensation for loss or damage sustained by the person in whose favour the judgement was given); (iv) the judgement was not obtained by actual or constructive fraud or duress; (v) the foreign court has taken jurisdiction on grounds that are recognised by the common law/rules as to conflict of laws in Hong Kong; (vi) the proceedings in which the judgement was obtained were not contrary to natural justice (i.e. the concept of fair adjudication); (vii) the proceedings in which the judgement was obtained, and the judgement itself and the enforcement of the judgement are not contrary to the public policy of Hong Kong; (viii) the person against whom the judgement is given is subject to the jurisdiction of the Hong Kong court; and (ix) the judgement is not a claim for contribution in respect of damages awarded by a judgement which does not satisfy the foregoing. Enforcement of a foreign judgement in Hong Kong may also be limited of affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

VOLABILITY OF STOCK PRICES

     During the year ended June 30, 1998 the Company acquired an interest in 560,000 shares of common stock in AIM of which 60,000 were transferred to satisfy liabilities amounting to approximately $350,000. At the date of this report on Form 10-K, the Company is still holding 500,000 shares of common stock in AIM. The trading price of this common stock could be subject to significant fluctuations in response to variations in operating results and from other factors. AIM has in the past experienced such volatility. In addition, the stock markets in the United States have, from time to time, experienced significant price and volume fluctuations that are unrelated or disproportionate to the operating performance of individual companies. Whilst the Company sees its investment in AIM as being a long term investment and has no immediate intentions to dispose of this investment, there can be no assurance that value of the investment will be maintained.

ITEM 2. PROPERTIES

     The Company presently leases:

          (i) Approximately 2,900 square feet of office space at Elder House, 526-528 Eldergate, Central Milton Keynes, MK9 1LR, England. The lease is for a five year term expiring March 21, 2001 and provides for an annual rental of $45,700. The Company is also responsible for taxes, insurance and service charges which should approximate, in the aggregate, to $36,000 annually. Management believes that this leased facility is suitable and adequate for its intended use, although as the Company grows further facilities will be sought.

          (ii) Approximately 435 square feet of office and laboratory space at 8 Kings Court, Willie Snaith Road, Newmarket, England. The lease is for a three year term expiring February 9, 2000 and provides for an annual rent of $7,470. The Company is also responsible for taxes, insurance and services charges which should approximate, in the aggregate, to $4,150 annually.

ITEM 3. LEGAL PROCEEDINGS

     On December 15, 1997, the Company received a complaint which was filed in New York State Superior Court, New York County, by Forte Communications Inc., alleging damages in the amount of $112,800, for public relations and consulting services rendered by the Plaintiff to the Company, and alleged expenses. The Company has filed an answer to the suit on the basis of Forte's failure to fulfil its contractual obligations and to obtain the necessary authority for alleged expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since May 24, 1995, bid and ask quotations of the Company's common stock have been reported by the National Association of Securities Dealers ('NASD') Electronic Bulletin Board. From November 2, 1994 through May 24 1995 there was no 'established public trading market', although bid quotations were reported sporadically in the 'pink sheets' published by the National Quotation bureau and on the NASD Electronic Bulletin Board. The company's NASDAQ symbol is MUCP. The following table sets forth the range of high and low bid quotations without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                                                      RANGE OF BID
                                                                                       INFORMATION
                                                                                   -------------------
                                                                                    HIGH         LOW
                                                                                   ------       ------

Fiscal Year ended June 30, 1998:
     Quarter ended June 30, 1998................................................   $ 1.50       $ 0.65
     Quarter ended March 31, 1998...............................................   $ 1.60       $ 0.60
     Quarter ended December 31, 1997............................................   $ 3.10       $ 2.40
     Quarter ended September 30, 1997...........................................   $ 4.10       $ 2.40
Fiscal Year ended June 30, 1997:
     Quarter ended June 30, 1997................................................   $ 4.19       $ 1.75
     Quarter ended March 31, 1997...............................................   $ 6.87       $ 2.25
     Quarter ended December 31, 1996............................................   $10.50       $ 4.50
     Quarter ended September 30, 1996...........................................   $11.31       $ 7.87
Fiscal Year ended June 30, 1996
     Quarter ended June 30, 1996................................................   $10.75       $ 4.38
     Quarter ended March 31, 1996...............................................   $ 5.63       $ 1.00
     Quarter ended December 31, 1995............................................   $ 5.00       $ 3.03
     Quarter ended September 30, 1995...........................................   $13.75       $ 1.00

     On June 30, 1998 there were approximately 170 stockholders of the Company's common stock, including holders of record and participants in security position listings, but excluding those shares of common stock held in street name.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data has been derived from the financial statements of the Company. The financial statements for each of the fiscal years in the five-year period ended June 30, 1998 have been audited by Moore Stephens-Lovelace P.A., independent certified public accountants. The following selected financial data should be read in conjunction with and are qualified in their entirety by the MSU Corporation consolidated Financial statements and the notes thereto included elsewhere in this Report on Form 10-K.

                                                                                FISCAL YEARS ENDED JUNE 30
                                                                      ----------------------------------------------
                                                                       1998      1997      1996      1995      1994
                                                                      ------    ------    ------    ------    ------
                                                                        (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                                                                          DATA)

Income Statement Data
     Total Revenue.................................................    4,179     1,480       393     1,596       875
     Profit (Loss) from operations.................................      286    (2,113)   (1,402)     (882)   (1,366)
     Net Profit (Loss).............................................      292    (2,107)   (1,397)     (878)   (1,365)
     Basic profit (loss) per share.................................     0.02     (0.13)    (0.10)    (0.07)    (0.31)
     Fully diluted profit (loss) per share.........................     0.02     (0.13)    (0.10)    (0.07)    (0.31)
     Fixed charges to earnings surplus (deficiency)................      561    (2,080)   (1,351)     (843)   (1,305)
Balance Sheet data (at year end):
     Working Capital...............................................   (4,401)   (1,556)   (1,856)   (2,662)   (1,841)
     Total assets..................................................    2,573     2,086       164       363       197
     Long term debt................................................     --       1,830      --        --        --
     Shareholders' deficit.........................................   (2,074)   (2,421)   (1,816)   (2,620)   (1,770)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-K contains forward looking statements that involve risks and uncertainties. The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-K are based on information available to the Company at the date of this report on Form 10-K, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the Company's inability to market its products, infeasibility of developing new products, the Company's inability to obtain adequate financing for its continued operations and other factors discussed elsewhere in this annual report on Form 10-K. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-K.

OVERVIEW

     On October 3, 1994 MSU Corporation, formerly Capital Acquisition Company, acquired the outstanding capital stock of MSU PLC, the parent of MSU Limited. (MSU PLC and MSU Limited referred to as 'MSU') through the issuance of 9,422,222 shares of its common stock. This transaction has been accounted for as a recapitalisation of MSU, with MSU as the acquirer (a reverse acquisition) and accordingly, the historical consolidated financial statements through the date of the transaction are those of MSU. Shareholders' equity reflects the equivalent number of common shares received in the recapitalisation and all references in the consolidated financial statements with regard to the number of shares of common stock have been restated to give retroactive effect to the transaction.

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

SIGNIFICANT RISKS

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 1998 the company made a net profit of approximately $292,000; however during the years ended June 30, 1997 and 1996 the Company incurred net losses of approximately $2,107,000 and $1,397,000 respectively. At June 30, 1998 there was an accumulated deficit of approximately $6,841,000. Additionally, the Company has had recurring negative cash flows from operations.

     Between June 1997 and September 1997 the company sold approximately $2.3 million 10% convertible secured promissory notes which were convertible into shares of the Company's common stock at a conversion price of $3.00 (see later for subsequent changes to the conversion price); or were repayable on July 1, 1998. In April 1998, Capital Bay Securities, as agent for the Noteholders, issued a Notice of Default on the Company as interest had not been paid on the promissory notes on due dates. On May 6, 1998 the Noteholders agreed that in consideration for the issuance of 168,000 shares of common stock, representing interest through July 31, 1998, the Notes would not be declared in default at any time prior to July 31, 1998 for any reason whatsoever. On August 7, 1998, the Noteholders agreed that in consideration for a reduction of the conversion price to $0.75, they would release all of their collateral security over the assets of the Company, except for the security of the 500,000 shares of common stock of AIM, and extend the period over which they would not declare the Notes to be in default to September 30, 1998 (which was subsequently extended to December 15, 1998). In the event of the Noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes.

     The Company expects that it is likely to incur net losses at least through the end of the second quarter of fiscal 1999 as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses in fiscal 1999 if anticipated revenues from licensing fees and royalties in respect of sales of the proprietary Internet Access Device, development fees and royalties in respect of sales of the Envoy chip, or royalties and conditional and forecasted purchase orders of customised Internet Access Devices, are not realised. Such conditional and forecasted purchase orders in respect of the Internet Access Devices assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for the customised Internet Access Devices by consumers; satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to compete successfully in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1999 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

     The Company's strategy is to increase cash flow from operations through further development, upgrade and marketing of its chips and products incorporating such technology, with particular emphasis on Internet Access Devices incorporating its proprietary Slipstream technology and the Envoy chip. In order to support this strategy, the Company anticipates that if revenues from trading operations are not generated in the coming months, it will, at least in the short term, have to continue to fund a significant portion of its operations through private sales of equity securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company also intends to further develop its infrastructure and organisation to support its anticipated operations activity, although it has no funds to address these concerns presently.

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

RESULTS OF OPERATIONS

REVENUES

     The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the years ended June 30, 1998, 1997 and 1996 were approximately $4,195,000, $1,480,000 and
$393,000 respectively. In fiscal 1998 the revenues derived almost entirely from the license fees received from AIM. In fiscal 1997 the revenues derived principally from chip sales, license and development fees, and royalty fees paid in connection with the sale of customised Internet Access Devices. In fiscal 1996, revenues were derived principally through development arrangements in which the Company performed engineering and designwork for its customers for a development fee. Typically the Company's development arrangements also provide for royalties and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the company's proprietary technology. To date, apart from the license fees and royalties receivable in 1998 from AIM, and in 1997 in connection with the sale of the Internet Access Devices, none of these development arrangements have resulted in royalty or continuing license revenue to the Company. The Company would be materially adversely effected if customers fail to manufacture, market or sell products developed in conjunction with the Company.

     During the years ended June 30, 1998, 1997 and 1996 the Company's revenues were principally derived from one, four and three customers respectively. Because of the concentration of its revenues in such a small number of customers, the loss of one customer could have a material adverse effect on the Company's business.

     The Company's revenues by geographic region during the years ended June 30, 1998, 1997 and 1996 were approximately as follows:

                         LOCATION                              1998($)     1997($)    1996($)
-----------------------------------------------------------   ---------    -------    -------

Europe.....................................................       8,000      --       110,000
Far East...................................................      --        730,000      --
North America..............................................   4,171,000    750,000    280,000

     The approximate 380% increase in revenue in 1997 compared to 1996 is primarily a reflection of the low revenue in 1996, but it did include royalties in respect of product sales and fees from development contracts which the Company had anticipated would provide continuing revenue streams into 1998 and subsequent years; which has not proved to be the case. Revenues in 1998 increased by approximately 285% compared to 1997, but because the 1998 revenues were derived principally from one source, comparison between the years is not meaningful. Other revenues were not generated in 1998 as the Company concentrated its efforts on further software developments of its proprietary Internet Access Device and the Envoy chip.

COST OF REVENUES

     The cost of revenues for the years ended June 30, 1998, 1997 and 1996 were approximately $8,000, $651,000, and $66,000 respectively. As a percentage of revenues, cost of revenues were approximately 0.2% in 1998, 44% in 1997 and 17% in 1996. The cost of revenue fluctuations are due to variations in gross margins as between license fees, chip sales, support services and development services. The gross margin on license fees is 100%, that on development and support services is usually approximately 90% to 95% while the gross margin on chip sales until 1997 was usually approximately 48% to 54% depending on the number and type of chips purchased. However in fiscal 1997 most of the chip sales (approximately $600,000) were to Mitac and were sold at cost.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses generally consist of expenditure relating to the Company's independent development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, the Consumer PC, and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the years ended June 30 1998,

1997 and 1996 research and development costs (which exclude all overhead costs other than employee, independent contractor, development tool and prototyping costs, all of which has been expensed), were approximately $1,409,000, $1,386,000 and $1,248,000 respectively. As a percentage of revenues, research and development expenses were approximately 34% in 1998, 94% in 1997 and 318% in 1996. The fluctuations from year to year reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. In order to remain competitive in its business, the Company anticipates that research and development expenditures in the foreseeable future will be a minimum of $1,500,000 per year.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

     Selling general and administrative expenses were approximately $1,211,000, $1,485,000 and $404,000 for the years ended June 30, 1998, 1997 and 1996 respectively. Selling general and administrative expenses consists of the cost of employees (other than those dedicated to research and development), advertising and promotion costs, which are charged to operations as incurred, communication, rent and occupancy costs; and professional fees. The 18% decrease in such expenses in 1998 compared to 1997 is primarily due to a reduction in personnel, marketing and promotional costs in this year during which the Company was concentrating on the development of its products. In 1997 this category of expense was higher than in 1996 primarily due to significantly increased costs associated with sales, marketing and promotion which are charged to operations as incurred, (the company exhibited at two consumer electronics shows in 1997 in Las Vegas), and professional costs incurred in the preparation of prior delinquent Exchange Act periodic reports.

DEPRECIATION EXPENSE

     Depreciation expense was approximately $50,000, $44,000 and $32,000 for the fiscal years ended June 30, 1998, 1997 and 1996 respectively. Depreciation is calculated using the straight line method over the estimated useful lives of the Company's depreciable assets which consist principally of electronics equipment used in the design and testing of the Company's products.

INTEREST EXPENSE

     Interest expense was approximately $298,000, $26,000 and $45,000 for the fiscal years ended June 30, 1998, 1997 and 1996. The interest expense in 1998 was principally due to an interest cost of approximately $230,000 in respect of the 10% convertible promissory notes and $67,000 in respect of short term loan financing received during the year. The interest expense in 1997 was principally due to the interest of $17,600 paid in respect of certain bridge financing.

     In addition, the Company has borrowed funds from time to time for working capital under various secured credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the National Westminster Bank PLC prime rate. All such borrowings have been subject to the bank's discretion, collateralised by a security interest on substantially all of the assets of the Company and payable on demand. There have however been no borrowings from this source during either 1998 or 1997.

AMORTISATION OF DEFERRED FINANCING COSTS

     Amortisation of deferred financing costs approximated $918,000 for the year ended June 30, 1998. These costs were incurred in connection with the sale of the 10% convertible promissory notes between June and September 1997 and include the costs associated with the preparation, filing and subsequent withdrawal of a Registration Statement on Form S-1 in connection with the shares underlying the notes. All such costs have now been fully expensed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through the receipt of the license fees from AIM and private sales of equity securities. For the fiscal year ended June 30, 1998, net cash used in operating activities approximated $1,399,000 and was primarily attributable to the Company's net profit for the fiscal year and the costs associated with the issuance of the 10% convertible promissory notes, which were actually mostly expended in the previous year. These were offset by non-cash revenues of $2,915,000 in the form of stock in AIM. Cash used in investment activities of approximately $82,000 for the fiscal year ended June 30, 1998 were the result of the acquisition of electronics equipment. Cash flows from financing activities of approximately $872,000 in the fiscal year ended June 30, 1998 were primarily attributable to the issuance of common stock of the Company ($775,000) and to the issuance of the balance of the 10% convertible promissory notes ($470,000).

     Capital expenditures were approximately $82,000 for the fiscal year ended June 30, 1998. The company currently estimates that capital expenditures for fiscal 1998 will be approximately $200,000 to $250,000. The Company has no material commitments, other than an operating lease and four employment agreements.

     As at June 30, 1998 the Company's principal source of liquidity was $166,000 in cash. Since June 30, 1998 additional liquidity has been provided from the sale of 2 million shares of common stock in the Company for $1,000,000.

     The company believes that the cash flows expected to be generated by operations through the remainder of fiscal 1999 will be sufficient to meet a significant portion of its cash needs for working capital and capital expenditures for the remainder of fiscal 1999. The preceding statement is a forward looking statement which assumes the realisation of revenue from conditional and forecasted purchase orders. Such forward looking statement is subject to certain risks and uncertainties which could cause actual results to differ materially from those set forth but not limited to approval of final production samples of the Envoy chip and customised Internet Access Devices by potential customers; acceptance by and demand for such product by consumers; satisfactory product performance; and the ability of such products to successfully compete in an extremely competitive market place. To satisfy the balance of the Company's liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

YEAR 2000 COMPLIANCE ISSUES.

     The Year 2000 computer problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. Also, none of the products designed by the Company which are currently in manufacture utilize date-sensitive chips. The Company is not able to determine, however, whether any of its suppliers, lenders, customers or service providers will need to make any such modifications or replacements or whether the failure to make such software corrections will have a material adverse effect on the Company's operations or financial condition. Although it is management's belief that the failure by such entities to make required software corrections could have a material adverse effect on the Company's operations or financial condition, management is not able to estimate the amount of such adverse effects, if any. The Company is in the process of assessing the status of these entities' year 2000 compliance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company (and their respective positions within MSU PLC, MSU Limited and MSU US Operations Inc.) and their respective ages are as follows:

                  NAME                      AGE                          POSITION
-----------------------------------------   ---   -------------------------------------------------------

Wynford Peter Holloway...................   49    President, Chairman, Chief Executive Officer and
                                                  Director of the Company, Chairman of MSU PLC and MSU
                                                  Limited, and President of MSU US Operations Inc.
Jeremy Miles Simpson.....................   64    Deputy Chairman and non-executive Director of the
                                                  Company
William Derek Snowdon....................   44    Secretary and Director of the Company, Secretary of MSU
                                                  PLC and MSU Limited, and a Director and Secretary of
                                                  MSU US Operations Inc.
Richard Horby Phillips...................   52    Principal Financial Officer and Director of the
                                                  Company, Director of MSU PLC and MSU Limited and a
                                                  Director and Treasurer of MSU US Operations Inc.
Keith Peirson............................   56    Managing Director of the Company
Fred Kashkooli...........................   58    Director of the Company

     Wynford Peter Holloway has served as Chief Executive Officer and a director of the Company since October 1994, and as Chairman of MSU PLC and MSU Limited since June 1994 and March 1991 respectively. He has been president of MSU US Operations Inc. since its incorporation in February 1997. Mr Holloway is the founder of MSU Limited. From 1991 through 1992, Mr Holloway was a self-employed design consultant providing professional design services to clients in the computer peripherals business.

     Jeremy Miles Simpson MA (Cantab) was appointed a director and Deputy Chairman of the Company with effect from 1 July 1997. Mr Simpson, who is a freeman of the City of London, was executive chairman of Gordon Russell Plc., a UK publicly quoted company, from 1986 to 1989, prior to the company being sold. Since that date Mr Simpson has held a number of non-executive directorships with smaller growing and developing companies in the UK and Europe.

     William Derek Snowdon LLB has served as secretary and a director of the Company since October 1994 and as secretary of MSU PLC and MSU Limited since June 1994 and March 1991 respectively. He was appointed a director and secretary of MSU US Operations Inc. on its incorporation in February 1997. Mr Snowdon is a solicitor and has been a partner with the firm of Phoenix Walters for the past 15 years. Mr Snowdon's practice focuses on commercial contracts and intellectual property law. In addition Mr Snowdon is a non-executive director of two Regional Enterprise Agencies in the United Kingdom

     Richard Horby Phillips FCA has served as principal financial officer and a director of the Company since January 2 1997 and also as a director of MSU PLC and MSU Limited since that date. He was appointed Treasurer and a director of MSU US Operations Inc. on its incorporation in February 1997. Mr Phillips is a chartered accountant who was with Coopers & Lybrand for 25 years. Mr Phillips was a partner in their London office from April 1983, providing advisory and audit services to both public and private companies until August 1994 when he formed his own firm to continue providing financial advice to emerging growth companies in the US and UK. Mr Phillips also currently serves on the Board of five other UK companies.

     Keith Peirson has served as a director of the Company since September 1997 and has been appointed the group's managing director. From 1995 to 1997, Mr Peirson acted as an independent consultant to various companies involved with the distribution of computer products, construction of building facades and automotive security. Mr Peirson has previously served as managing director of other companies in the electronics field; including Farnell Electronic Services, where he spent 24 years, and Arrow Electronics (UK) Limited from 1991 to 1994.

     Fred Kashkooli has served as a director of the Company since August 1997 and since November 1997 has been chief executive officer of Telegen Inc. Mr Kashkooli has been an independent management consultant since 1991 and has over twenty nine years of experience in the areas of microprocessors, memory, logic, analog design, manufacturing, CAD design packaging, testing and marketing. From 1984 to 1991, Mr Kashkooli was Senior Vice President of Research and Development at GE Intersil, responsible for design, manufacturing and strategic marketing for analog and digital products. Additionally Mr Kashkooli was managing design centres in Singapore, New Jersey, North Carolina and Florida. from 1980 to 1984, Mr Kashkooli was a director of the microprocessor and memory division of GE Intersil prior to this he worked ten years at Sygenetics, a corporation engaged in the manufacture of semi-conductor chips. Mr Kashkooli hold a BS in Electrical Engineering from California State University.

     Each director serves for a term of one year from election. Each officer serves for a term as set forth in their respective employment agreements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's other executive officers receiving in excess of $100,000 in total annual salary and bonus (collectively the 'named executive officers'):

                              ANNUAL COMPENSATION

                                                                                              OTHER ANNUAL
                                                                FISCAL    SALARY     BONUS    COMPENSATION
                 NAME AND PRINCIPAL POSITION                     YEAR     ($)(1)(2)   ($)        ($)(2)
-------------------------------------------------------------   ------    -------    -----    ------------
Wynford Peter Holloway.......................................     1998    199,200(3)  --         35,778
                                                                  1997    112,000     --         29,000
                                                                  1996    112,000     --         17,072
Keith Charles Hall...........................................     1998        n/a     --            n/a
                                                                  1997     48,000*    --          9,000*
                                                                  1996     96,000     --          8,000
Richard Horby Phillips.......................................     1998     65,736     --         11,345
                                                                  1997     41,500*    --          7,470*
Keith Edward Peirson.........................................     1998    138,660     --         25,715

------------

* Part of the year; to or from date of resignation/appointment

(1) All salaries and other annual compensation were paid by MSU Limited.

(2) Represents personal benefits in addition to salary. Of Mr Holloway's personal benefits; 40% and 60% of the 1996 amount were for a Company car and house rental expense, respectively; the 1997 amount is in respect of a car allowance; and the 1998 amount represents $29,520 in respect of a car allowance and $6,258 in respect of contributions to a personal retirement plan. Of Mr Hall's personal benefits, 100% of each of 1996 and 1997 amounts were for a car allowance. All of Mr Phillips 1997 personal benefits were in respect of a car allowance and of the 1998 personal benefits $8,610 was in respect of a car allowance and $2,735 in respect of contributions to a personal retirement plan. Mr Pierson's benefits in 1998 were $18,040 in respect of a car allowance and $7,675 in respect of contributions to a personal retirement plan.

(3) At the date of this report $82,000 of the salary due to W P Holloway had not been paid.

LONG TERM COMPENSATION

     Other than in respect of the stock options, details of which are set out on pages 23 to 24, there were no long term compensation awards or payouts in any of the years ended June 30, 1998, 1997 or 1996.

EMPLOYMENT AGREEMENTS

     In 1994, the Company entered into employment agreements with each of Wynford Peter Holloway, Keith Hall and William Snowdon providing for annual base salaries (subject to annual increases within the discretion of the Board) of $199,200, $116,200 and $33,200 respectively. The employment agreements are rolling term agreements and automatically renew for a further three year term at the expiration of each year. The Company renegotiated the contracts with Mr. Holloway and Mr. Hall in each of the years ended June 30, 1997, 1996 and 1995 which resulted in a reduction in their annual minimum base salaries of approximately $147,000, $130,000 and $130,000 for each of the years ended June 30, 1997, 1996 and 1995 respectively. The renegotiations were due to lower than expected operating performance and cash flows. In the year ended June 30, 1998 the full salary has been expensed for Mr. Holloway although as at the date of this report on Form 10-K, $82,000 has not yet been paid to him.

     On January 6, 1997 the employment contract with Mr. Hall was terminated, by mutual consent, effective December 31, 1996.

     Effective January 2, 1997, MSU Limited entered into an employment agreement with Richard Horby Phillips to serve as the Company's Chief Financial Officer in consideration for an annual base salary of approximately $108,000, subject to annual increases within the discretion of the Board. As part of the employment contract Mr. Phillips also received stock options to purchase 100,000 shares of the Company's common stock at a price equal to the market value of the stock at the date of the grant. During an initial period Mr. Phillips was to receive a lower base salary at the annual rate of $83,000 until he was able to devote all of his time to the Company's affairs. From March 1, 1998 the Board and Mr. Phillips mutually agreed to reduce his time commitment to the Company, until such time as activity levels increase, and he is currently devoting approximately one day a week to the company's affairs and during this period is receiving a salary at the annual rate of $30,000.

     In September 1997, MSU Limited entered into an employment agreement with Keith Peirson providing for an annual base salary of $160,000, subject to annual increases within the discretion of the Board of Directors. As part of the employment contract, Mr. Peirson also received stock options to purchase 300,000 shares of the Company's common stock at a price equal to the market value of the stock at the date of the grant.

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

     The agreements with Messrs. Holloway, Snowdon, Phillips and Peirson each provide for automatic termination once the employee reaches 65 years of age. The Company has the right under each agreement to terminate the agreement immediately for cause and then has the option to pay the employee his base salary for the remainder of the term. Each agreement contains a non-competition clause, restricting the employee from soliciting the Company's customers and employees and from holding an interest in a competing firm.

COMPENSATION OF DIRECTORS

     Directors are reimbursed for all reasonable expenses in attending each Board Meeting.

STOCK OPTION GRANT TABLE

     The following table sets forth certain information concerning options granted to the named executive officers during the company's fiscal year ended June 30 1998

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                               PERCENT
                                              OF TOTAL
                                               OPTIONS                                                  POTENTIAL REALISABLE VALUE
                                NUMBER OF      GRANTED                                                   AT ASSUMED ANNUAL RATE OF
                                SECURITIES       TO                           MARKET                     STOCK PRICE APPRECIATION
                                UNDERLYING    EMPLOYEES     EXERCISE OF      PRICE ON                         FOR OPTION TERM
                                 OPTIONS      IN FISCAL     BASE PRICE       DATE OF      EXPIRATION    ---------------------------
            NAME                 GRANTED        YEAR       ($ PER SHARE)      GRANT          DATE       0%($)   5%($)      10%($)
-----------------------------   ----------    ---------    -------------    ----------    ----------    ---    -------    ---------

Keith Edward Peirson.........     300,000        32.5%         $2.25          $ 2.25        8/05/02            864,000    1,086,750
                                  300,000        32.5%         $0.65          $ 0.65        5/31/03            249,600      313,950
                                 (Notes 1)
                                    and 2
Jeremy Miles Simpson.........      67,800         7.4%         $1.75          $ 1.75       10/26/02     --       151,8      191,026
                                  253,846        27.6%         $0.65          $ 0.65        2/23/03     --     211,200      265,650
                                  (Note 3)

------------

(1) The stock options granted to Mr Peirson are in accordance with the provisions of his employment contract with the company. Mr Peirson has been granted options in respect of 300,000 shares of common stock exercisable between June 30, 1998 and August 5, 2002. 100,000 are exercisable from 30 June 1998; 100,000 from 30 June 1999 and 100,000 from June 30, 2000.

(2) On 5 May 1998 Mr Peirson was granted further options in respect of 300,000 shares of common stock of which 150,000 are exercisable immediately and 150,000 from 5 May 1999 provided that Mr Peirson is still in the employment of the company at that date. The options expire on 4 May 2003.

(3) The stock options granted to Mr Simpson were in consideration of his agreeing to subscribe for 67,600 shares of common stock of the Company on October 26,1997 and 253,846 shares on February 23, 1998.

(4) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the assumption that the Company's common stock will appreciate in value from the date of the grant to the end of the option term (five years from the date of the grant) at annualised rates of 5% and 10% (total appreciation of approximately 28% and 61%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the common stock.

STOCK OPTION EXERCISES AND HOLDINGS TABLE

     The following table provides information concerning the values of unexercised options held by the named executive officers at June 30 1998. No options were exercised by such officers during the Company's fiscal year ended June 30 1998.

                         FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED
                                                   OPTIONS AT FISCAL                IN-THE-MONEY OPTIONS
                                                      YEAR END(#)                 AT FISCAL YEAR END($)(1)
                                              ----------------------------      ----------------------------
                   NAME                       EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
-------------------------------------------   -----------    -------------      -----------    -------------

Wynford Peter Holloway.....................       270,000(2)     --               $--             $
William Derek Snowdon......................       120,000        --                --              --
Richard Horby Phillips.....................       100,000        --                --              --
Keith Edward Peirson.......................       250,000       350,000            43,500          43,500
Jeremy Miles Simpson.......................       384,146        --                73,615

(1) Values stated are based on the average bid and ask prices of $0.94 per share of the Company's common stock as reported by Bloomberg Financial Inc. on June 30 1998, the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year. No value is attributed to option shares where the option price is higher than the market value.

(2) The Stock options above attributed to Mr. Holloway include 100,000 granted during the year ended June 30 1997 to a Trust in which Mr. Holloway has an interest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has no compensation committee. During fiscal 1998, Messrs. Holloway, Simpson, Snowdon, Phillips, Peirson and Kashkooli, representing all of the Company's directors and executive officers, participated in deliberations of the Board of Directors concerning executive officer compensation.

     Since October 1994, the law firm of Phoenix Walters Solicitors has regularly rendered legal services as counsel to the Company. W. D. Snowdon, a director and executive officer of the company, is a partner of Phoenix Walters Solicitors. The Company incurred $129,000 in legal fees to Phoenix Walters during fiscal 1998.

     Between September 1994 and March 1995, Mr. Phillips provided consultancy services to the Company for which he rendered invoices for $16,500. Payment for these services has not yet been effected by the Company and as of September 1998 the amount remained unpaid.

     TXC Corporation is a principal stockholder of the Company and holds a non-exclusive licence to use the Wynpeg Chipset technology in connection with the manufacture of video CD players. Such licence was granted to TXC Corporation in connection with a development contract entered into in July 1994. Of the $2,159,910 aggregate capital contribution made to the Company by TXC Corporation, $1,400,000 is represented by an unsecured, interest free loan payable to TXC Corporation at such time as the Company is reasonably able to do so without jeopardising its financial condition, and the balance was an equity contribution.

     In June 1996, MSU Limited obtained a $76,000 credit facility from National Westminster Bank Plc. The credit facility was secured by a floating debenture on all of the Company's assets and the personal guarantees of each of Messrs Holloway, Hall and Snowdon. The Guarantees of Messrs Hall and Snowdon were secured by a pledge of the pledgor's shares of the Company's common stock. In consideration of the benefit derived by the Company as a result of the guarantees provided by these directors, each of the directors concerned was granted, effective June 7, 1996, an option to acquire 100,000 shares of Company common stock at an exercise price of $5.00. The options are exercisable in full commencing on June 7, 1997 and expire on June 6, 2001. The credit facility expired in August 1996 at which time there were no amounts outstanding under the facility. The debentures and personal guarantees remain in place with the Bank to serve as collateral for additional credit facilities requested by the Company and approved by the Bank. The pledged shares have been released, but the Bank is likely to require that such shares be pledged again in connection with any credit facility.

     In September 1996, an amount of $160,000 was loaned to the Company by the Employee Trust. This loan was unsecured, interest free with no date fixed for repayment. In July 1997, $33,200 was repaid and in January and February 1998, amounts totalling approximately $44,000 were loaned to the

Company on the same basis as above resulting in an amount of $170,980 owing to the Employee Trust at June 30, 1998.

     In February 1997, the Company sold 12 Promissory Notes each in the amount of $50,000 and each bearing interest at 8.5% per annum and which were due to mature in February 1998. Security for the borrowings is the Company's shares of its subsidiaries together with 235,000 shares of common stock of the Company which are owned by the Employee Trust. The Promissory notes were repaid in June 1997, and no amount is now outstanding.

     In consideration of the benefit derived by the Company as a result of the above interest free loan of $160,000 and the guarantee provided by the Employee Trust, the Trust was granted an option to acquire 100,000 shares of the Company's common stock at an exercise price of $2.12; being the market price of the shares of common stock in the Company at the date of grant. The options are exercisable in full commencing on November 11, 1997 and expire on May 11, 2002.

     In September 1996, an amount of $250,000 was received by the Company in consideration for 50,000 shares of common stock in the Company. This transaction was subsequently rescinded and the amount of $250,000 became payable. Payment of this was guaranteed personally by Mr. Holloway as, due to poor liquidity, the Company was unable to effect repayment on the due date. The amount due was finally paid in July 1997. In consideration of the benefit derived by the Company as a result of the above guarantee, Mr Holloway was granted an option to acquire 50,000 shares of the Company's common stock at an exercise price of $2.12, being the market price of the shares of common stock in the Company at the date of grant. The options are exercisable in full commencing on November 11, 1997 and expire on May 11, 2002.

     On June 25, 1997, as part of the Placement Agent Agreement with Capitol Bay in connection with the issuance of the 10% Convertible Notes, Messrs. Holloway and Snowdon agreed to restrictions on their rights of selling, or otherwise disposing of, the Company's shares of common stock registered in their respective names. In consideration for the benefit derived by the Company for their agreeing to these restrictions, Messrs. Holloway and Snowdon were each granted options to acquire 20,000 shares of the Company's common stock at $3.56, being the market price ruling on the date of agreement. The options are exercisable in full commencing on December 25, 1997 and expire on June 24, 2002.

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

                                                              SHARES BENEFICIALLY               PERCENTAGE OF CLASS
                 NAME OF BENEFICIAL OWNER                            OWNED                         (SEE NOTE 3)
-----------------------------------------------------------   -------------------               -------------------

*Wynford Peter Holloway....................................        4,999,777(1)(2)(3)(4)(5)             29.7%
*William Derek Snowdon.....................................          542,277(3)(4)(5)                    3.3%
*Jeremy Miles Simpson......................................        1,025,737(3)(4)                       6.0%
*Richard Horby Phillips....................................          100,000(3)                          0.6%
*Keith Peirson.............................................          250,000(3)(6)
*Fred Kashkooli............................................                 (7)
Peter Brian Weber and Vivian George Bines
  as Trustees for the Employee Trust
  48 The Parade, Cardiff CF2 3AB England...................        2,691,444(2)                         16.1%
TXC Corporation
  5F No. 15 SEC 2
  Chung Yang S Road
  Peitoi, Taipei, Taiwan...................................        1,615,589                             9.7%
McLaughlin Group LLC
  13750 US 281 North #660
  San Antonio Texas 78232..................................        2,250,000(6)                         13.6%
*All Directors and Executive Officers as a group (6
  persons).................................................        6,917,791                            41.3%

------------

(1) Mr Holloway owns 2,138,333 shares of record. Pursuant to an unwritten agreement and understanding, Mr Holloway shares voting and dispositive power with respect to the shares held by the Employee Trust.

(2) The Employee Trust constituted by a Trust Deed dated May 24, 1994 (of which Wynford Peter Holloway was the Settlor), is in favour of all past, present and future employees of MSU Limited and MSU PLC and any subsequent companies and their spouses and children. No allocations under the Trust have been made. Under the Trust Deed and so long as Mr Holloway is living, his consent, as Settlor, is required for the appointment of beneficiaries and the appointment of new trustees. The Trustees also have the authority to delegate powers to Mr Holloway. Pursuant to an unwritten agreement and understanding, Mr Holloway shares voting and dispositive powers with respect to the shares held by the Employee Trust.

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

                                     NAME                                         NO. OF SHARES
-------------------------------------------------------------------------------   -------------

   Wynford Peter Holloway......................................................      170,000
   William Derek Snowdon.......................................................      120,000
   Jeremy Miles Simpson........................................................      384,146
   Peter Brian Weber and Vivian George Bines...................................      100,000
   Richard Horby Phillips......................................................      100,000
   Keith Edward Peirson........................................................      250,000

(4) Excludes the following shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days)

                                     NAME                                         NO. OF SHARES
-------------------------------------------------------------------------------   -------------

   Keith Peirson...............................................................      350,000

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(5) See 'Executive Compensation -- Compensation Committee Interlocks and Insider Participation' regarding a potential pledge arrangement with National Westminster Bank Plc. covering shares held by Mr. Holloway and Mr. Snowdon.

(6) Includes 650,000 shares issuable pursuant to a currently execisable warrant to purchase 650,000 shares of Company common stock at $1 each

(7) Mr. Kashkooli is the beneficial holder of $24,000 10% Convertible Notes which are convertible into 32,000 shares of the Company's common stock.

(8) See 'Executive Compensation -- Compensation Committee Interlocks and Insider Participation' regarding a prior pledge agreement with National Westminster Bank Plc. covering shares held by Mr. Holloway and Mr. Snowdon

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and Lawrence Ko, a director and former employee of TXC Corporation, entered into an agreement in February 1996 pursuant to which Mr. Ko will represent and promote the Company and its technologies in Taiwan, and at the Company's request, mainland China and Hong Kong. The Company's intention is to work through Mr. Ko in most matters relating to such countries and territories; however the Company has reserved the right to handle independently all matters relating to existing contacts, negotiations and contracts. Mr. Ko will receive compensation based upon revenue attained by the Company (consisting of from 5% to 10% of revenue, plus warrants to acquire 75,000 shares for each $1 million of revenue attained, with an exercise price of 50% of the market value at the time the warrant is issued, up to a maximum of 300,000 shares) as a result of transactions attributable to Mr. Ko.

     In August 1996, Direct International Limited, a Taiwanese company, loaned $300,000 to the Employee Trust. Such loan is secured by 250,000 shares of the Company common stock owned by the Employee Trust and was originally due on October 2, 1996. The loan was then to be repaid in 37,500 shares of Company common stock owned by the Employee Trust no later than December 31, 1996 with Direct International Limited also receiving on December 31, 1996, 10,000 shares of Company common stock owned by The Employee Trust as consideration for the advance of the loan. On June 4, 1997 it was agreed that the loan would now be repaid in 88,000 shares of the Company's common stock owned by the Employee Trust and this transfer was effected in September 1997. The $300,000 proceeds received by the Employee Trust were loaned by it to Mr. Holloway ($140,000) and the Company ($160,000). Such loans are unsecured, interest free, due and payable on an as yet undetermined date, and are not evidenced by written agreements. In July 1997 $33,200 of the amount loaned to the Company was repaid to the Employee Trust.

     Effective January 30, 1996 and February 29, 1996, McLaughlin Group LLC acquired from the Company in a private transaction 800,000 and 800,000 shares, respectively, of the Company's common stock. The common stock acquisitions were effected pursuant to a common stock purchase agreement, as amended. Consideration for the common stock was $1.0 million in cash. McLaughlin Group LLC was also granted certain demand and piggyback registration rights. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities in connection with any shares so registered.

     On July 21, 1997 McLaughlin Group LLC was granted a warrant to purchase 650,000 shares of the Company's common stock at an exercise price of $1.00 per share, such right to expire on 20 July, 2002. In consideration for the granting of this warrant McLaughlin Group LLC agreed to waive its rights under the agreement of January 30, 1996 whereby it had been granted (i) a warrant to purchase such number of shares of Company common stock as equals 3.5% of the outstanding shares of common stock on the date the warrant was exercised (with such determination to be made on a fully diluted basis). This original warrant was exercisable, in whole only, at an exercise price of `L'1.0 million and was due to expire eighteen months after March 1, 1996; and (ii) the right to acquire additional shares of capital stock upon issuance by the Company of additional capital stock (except in certain specified cases) in order to maintain the same proportion of voting power of the Company as is owned prior to the issuance.

     McLaughlin Group LLC has also been granted certain demand and piggyback registration rights in connection with the shares issuable under the July 21, 1997 warrant. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities in connection with any shares so registered.

     Mark McLaughlin, a member of McLaughlin Group LLC, is president and a principal stockholder of McLaughlin International, Inc. McLaughlin International, Inc. serves as a consultant to the Company pursuant to two engagement letters entered into on November 8, 1995 and May 17, 1996 respectively. The engagement letters provide that McLaughlin International, Inc. will act as a consultant to the Company in connection with certain strategic transactions, relating to the marketing and distribution of the Company's products and technology in Japan and to a select number of companies located principally in the United States, for a period of six months, subject to extension by mutual agreement. The November 8, 1995 engagement letter was extended for a further six month period. As compensation under the November 8, 1995 engagement letter, which covers Japan, McLaughlin International, Inc. will receive for a period of seven years (in the case of revenues and royalties) or an indefinite period or one time payment (in the case of fees) a percentage of revenue, royalties and fees (with such percentages ranging from 5% to 10% dependent upon what and how much is received) received by the Company as a direct or indirect result of the efforts of McLaughlin International, Inc. As additional compensation, McLaughlin International, Inc. will receive warrants to acquire 75,000 shares of common stock per each $1 million in fees received by the Company (not to exceed 750,000 warrant shares) plus bonus warrants to acquire 250,000 shares in the event the Company receives $20 million in fees, in each case as a direct or indirect result of the efforts of McLaughlin International, Inc. Such warrants will be exercisable for a five year term at a price equal to the lesser of $10 or 50% of the market price of the Company's stock on the date of issue. Shares of common stock issuable upon exercise of the warrants will carry customary registration rights. As compensation under the May 17, 1996 engagement letter, McLaughlin International, Inc. will receive for the duration of the relationship (between the Company and the party introduced by the consultant) a percentage of upfront research and development fees/payments; equity private placement proceeds; service provider revenue/fees; and chip sales (with such percentages ranging from 4% to 8%) received by the Company as a direct or indirect result of the efforts of McLaughlin International, Inc. To be entitled to a percentage compensation under either engagement letter, the revenue, payments, sales or fees must commence or be paid during the engagement period or during the twelve month period immediately following the engagement period. As of September 1997, the Company had no indebtedness to McLaughlin International.

     Effective May 7, 1997, June 4, 1997 and September 5, 1997 Jeremy Miles Simpson acquired from the Company, in private transactions, 79,126, 48,042 and 26,900 shares respectively of the Company's common stock. Consideration for the common stock was, respectively, $163,000, $114,100 and $79,000 in cash. The price paid for the shares of common stock in each case was the market price prevailing on the respective dates. In addition, Mr. Simpson was granted options to acquire 50,000 shares of common stock at a price of $2.12 per share in respect of the May 7, 1997 transaction and 12,500 shares of common stock at a price of $2.37 per share in respect of the June 4, 1997 transaction. In both cases the options are exercisable at any time after six months from the date of the respective grants. The end of the option term in each case is five years from the date of the grant.

     Effective October 26, 1997 and February 23, 1998 Jeremy Miles Simpson acquired from the Company, in private transactions, 67,800 and 253,846 shares respectively of the Company's common stock. Consideration for the common stock was, respectively, $169,000, and $165,000 in cash. The price paid for the shares of common stock in each case was the market price prevailing on the respective dates. In addition, Mr Simpson was granted options to acquire 67,800 shares of common stock at a price of $1.75 per share in respect of the October 27, 1997 transaction and 253,846 shares of common stock at a price of $0.65 per share in respect of the February 23, 1998 transaction. In both cases the options are exercisable immediately. The end of the option term in each case is five years from the date of the grant.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

     (a) The following documents are filed as part of this report

         Financial Statements

         Independent Auditors' report

         Consolidated Balance Sheets at June 30, 1997 and 1998

         Consolidated Statements of Income for the years ended June 30, 1996, June 30, 1997 and June 30, 1998

         Consolidated Statements of Changes in Stockholders' Deficit for the years ended June 30, 1996, June 30, 1997 and June 30, 1998.

         Consolidated Statements of Cash Flows for the years ended June 30, 1996, June 30, 1997 and June 30, 1998

         Notes to Consolidated Financial Statements

     Financial Statement Schedules

        None

     Exhibits

     2      -- Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC(3)
     3.1    -- Articles of Incorporation(1)
     3.2    -- Amendment to Articles of Incorporation(4)
     3.3    -- Bylaws(1)
     3.4    -- Amendment to Bylaws(2)
     4.1    -- Common Stock Purchase Agreement with McLaughlin Group LLC(4)
     4.2    -- Amendment to Common Stock Purchase Agreement with McLaughlin Group LLC(4)
     4.3    -- Warrant issued to McLaughlin Group LLC(4)
    10.1    -- Service Agreement with Wynford Peter Holloway(4)
    10.2    -- Service Agreement with Keith Charles Hall(4)
    10.3    -- Service Agreement with William Derek Snowdon(4)
    10.4    -- Placement Agreement with Millport Limited as amended and confirmed(4)
    10.5    -- Employee Trust(4)
    10.6    -- Office Lease Agreement with Brixton Estates Plc.(4)
    10.7    -- Manufacturing, Distribution and Joint Venture Agreement with American Interactive Media, Inc.
              Confidential treatment has been requested for specific portions of the Manufacturing, Distribution and
              Joint Venture Agreement(4)
    10.8    -- Engagement letter, dated November 8, 1995 as amended with McLaughlin International, Inc.(4)
    10.9    -- Engagement letter, dated May 17, 1996 with McLaughlin International, Inc.(4)
    10.10   -- Form of Director Option granted to each Director in consideration of the Guarantee to national
              Westminster Bank Plc. credit facility(4)
    10.11   -- Development and licensing Agreement with TXC Corporation. Confidential treatment has been requested for specific portions of the License Agreement(4)
    10.12   -- Agreement with Mitac, Inc. Confidential treatment has been requested for specific portions of the
              Agreement(4)
    10.13   -- Letter of Agreement dated February 15, 1997 with Forte Communications Inc., as public relations consultants to the Company, together with Letter amending such Letter Agreement(5)
    10.14   -- License Agreement, dated January 29, 1997, with Zilog Inc., a California corporation. Confidential treatment has been requested for specific portions of the License Agreement(5)

    10.15   -- License Agreement, dated August 18, 1997 with C-Cube Microsystems Inc., a Delaware corporation.
              Confidential treatment has been requested for specific portions of the License Agreement(5)
    10.16   -- Service Agreement with Keith Edward Peirson(5)
    10.17   -- Service Agreement with Richard Horby Phillips(5)
    10.18   -- Service Agreement with Gerald J. Capaci(5)
    16      -- Letter re change in certifying accountant from Coopers & Lybrand LLP(4)
    21      -- Subsidiaries of Registrant(5)
    24      -- Power of Attorney. Reference is made to the signature page of this report
    27      -- Financial Data Schedule

     -----------------

(1) Contained in exhibits to the Registration Statement on Form S-18 (File No. 33-07861-A), declared effective by the Securities and Exchange Commission on November 6, 1986.

(2) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Securities and Exchange Commission in May 1990.

(3) Contained in exhibits to the Report on Form 8-K filed with the Securities and Exchange Commission in October 1994.

(4) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the Securities and Exchange Commission on November, 29 1996.

(5) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 25 1997.

(6) Filed herewith.

     (b) Reports on Forms 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

                                          MSU CORPORATION

                                          By:     /s/ Richard Horby Phillips
                                             ...................................
                                                  RICHARD HORBY PHILLIPS
                                                         DIRECTOR

Date: December 31, 1998

     Each person whose signature appears below authorises Richard Horby Phillips or William Derek Snowdon or either of them, each who may act without joinder of the other, to execute in the name of such person who is an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

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

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

        /S/ WYNFORD PETER HOLLOWAY          Chief Executive Officer and Director            December 31, 1998
 .........................................    (Principal Executive Officer)
         (WYNFORD PETER HOLLOWAY)

        /S/ WILLIAM DEREK SNOWDON           Secretary and Director                          December 31, 1998
 .........................................
         (WILLIAM DEREK SNOWDON)

        /S/ RICHARD HORBY PHILLIPS          Director (Principal Financial                   December 31, 1998
 .........................................    and Accounting Officer)
         (RICHARD HORBY PHILLIPS)

         /S/ KEITH EDWARD PEIRSON           Director                                        December 31, 1998
 .........................................
          (KEITH EDWARD PEIRSON)

                                            Director
 .........................................
          (JEREMY MILES SIMPSON)

                                            Director
 .........................................
             (FRED KASHKOOLI)

                        MSU CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                    CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------

Report of Independent Certified Public Accountants......................................................     F-1
Financial Statements:
     Consolidated Balance Sheets........................................................................     F-2
     Consolidated Statements of Operations..............................................................     F-4
     Consolidated Statements of Changes in Shareholders' Deficit........................................     F-5
     Consolidated Statements of Cash Flows..............................................................     F-6
     Notes to Consolidated Financial Statements.........................................................     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MSU CORPORATION
Central Milton Keynes, England

     We have audited the accompanying consolidated balance sheets of MSU Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered and continues to suffer significant losses from its operations, has an accumulated deficit, has substantial debt that is due on December 15, 1998, negative working capital, the Company continues to have negative cash flow from operations and currently has a very limited client base. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Certified Public Accountants

Orlando, Florida
September 11, 1998,
except for Note 12
as to which the date is
December 15, 1998

                        MSU CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                                                                                          1998           1997
                                                                                       -----------    -----------

                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................   $   166,040    $   859,238
     Accounts receivable............................................................       --             105,842
     Inventory......................................................................       --              12,325
     Prepaid expenses and other.....................................................        79,411        144,554
                                                                                       -----------    -----------
          Total current assets......................................................       245,451      1,121,959
Equipment, net of accumulated depreciation of $84,544 in 1998 and $41,764 in 1997...       108,647         76,305
Investments.........................................................................     2,218,500        --
Other assets:
     Deferred financing costs.......................................................       --             803,077
     Deferred registration costs....................................................       --              85,000
                                                                                       -----------    -----------
                                                                                           --             888,077
                                                                                       -----------    -----------
          Total assets..............................................................   $ 2,572,598    $ 2,086,341
                                                                                       -----------    -----------
                                                                                       -----------    -----------
                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Bank overdraft.................................................................   $   --         $   131,595
     Current portion of long-term debt..............................................     2,470,730        162,680
     Shareholder advance payable....................................................     1,400,000      1,400,000
     Note payable...................................................................       --             250,000
     Accounts payable and accrued liabilities.......................................       767,711        713,461
     Related-party payable..........................................................         7,681         20,239
                                                                                       -----------    -----------
          Total current liabilities.................................................     4,646,122      2,677,975
Long-term debt......................................................................       --           1,829,742
Commitments and contingencies:
Shareholders' deficit:
     Common stock, $0.01 par value; 50,000,000 shares authorized; 16,590,237 and
      15,986,891 shares issued and outstanding at June 30, 1998 and 1997,
      respectively..................................................................       165,902        159,869
     Additional paid-in capital.....................................................     5,287,790      4,456,560
     Cumulative translation adjustments.............................................        10,046         94,701
     Net unrealized loss............................................................      (696,500)       --
     Accumulated deficit............................................................    (6,840,762)    (7,132,506)
                                                                                       -----------    -----------
          Total shareholders' deficit...............................................    (2,073,524)    (2,421,376)
                                                                                       -----------    -----------
          Total liabilities and shareholders' deficit...............................   $ 2,572,598    $ 2,086,341
                                                                                       -----------    -----------
                                                                                       -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                            1998          1997           1996
                                                                         ----------    -----------    -----------

Revenues..............................................................   $4,179,203    $ 1,479,911    $   392,693
Expenses:
     Cost of revenues.................................................        7,796        650,790         65,795
     Selling, general and administrative..............................    1,211,334      1,485,577        403,636
     Depreciation.....................................................       49,556         43,709         31,545
     Amortization of deferred financing and registration costs........      917,891        --             --
     Interest expense.................................................      297,706         26,380         45,491
     Research and development.........................................    1,408,664      1,386,340      1,248,186
                                                                         ----------    -----------    -----------
          Total expenses..............................................    3,892,947      3,592,796      1,794,653
                                                                         ----------    -----------    -----------
          Operating income (loss).....................................      286,256     (2,112,885)    (1,401,960)
Nonoperating income:
     Interest income..................................................        5,488          6,176          5,199
                                                                         ----------    -----------    -----------
          Net income (loss)...........................................   $  291,744    $(2,106,709)   $(1,396,761)
                                                                         ----------    -----------    -----------
                                                                         ----------    -----------    -----------
Basic and diluted income (loss) per common share......................     $0.02         $(0.13)        $(0.10)
                                                                         ----------    -----------    -----------
                                                                         ----------    -----------    -----------
Weighted average number of common shares outstanding..................   16,246,000     15,700,000     14,494,000
                                                                         ----------    -----------    -----------
                                                                         ----------    -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                   COMMON STOCK
                                  $0.01 PAR VALUE      ADDITIONAL
                               ---------------------    PAID-IN     ACCUMULATED
                                 SHARES      AMOUNT     CAPITAL       DEFICIT
                               ----------   --------   ----------   -----------

Balance -- June 30, 1995...... 12,934,722   $129,347   $1,074,081   $(3,629,036)
Issuance of common shares.....  2,600,000     26,000    1,888,500       --
Collection of stock
  subscriptions receivable....     --          --          --           --
Issuance of options to
  purchase 100,000 shares of
  common stock................     --          --          21,500       --
Translation adjustments.......     --          --          --           --
Net loss......................     --          --          --        (1,396,761)
                               ----------   --------   ----------   -----------
Balance -- June 30, 1996...... 15,534,722    155,347    2,984,081    (5,025,797)
Issuance of common shares.....    452,169      4,522    1,472,479       --
Translation adjustments.......     --          --          --           --
Net loss......................     --          --          --        (2,106,709)
                               ----------   --------   ----------   -----------
Balance -- June 30, 1997...... 15,986,891    159,869    4,456,560    (7,132,506)
Issuance of common shares.....    603,346      6,033      769,384       --
Issuance of options to
  purchase 903,846 shares of
  common stock................     --          --          61,846       --
Translation adjustments.......     --          --          --           --
Change in market value of
  investments available for
  sale........................     --          --          --           --
Net income....................     --          --          --           291,744
                               ----------   --------   ----------   -----------
Balance -- June 30, 1998...... 16,590,237   $165,902   $5,287,790   $(6,840,762)
                               ----------   --------   ----------   -----------
                               ----------   --------   ----------   -----------


                                  STOCK      CUMULATIVE       NET           TOTAL
                              SUBSCRIPTIONS  TRANSLATION   UNREALIZED   SHAREHOLDERS'
                               RECEIVABLE    ADJUSTMENTS      LOSS         DEFICIT
                              -------------  -----------   ----------   -------------
                               <
Balance -- June 30, 1995......$   (225,000 )   $30,349     $   --        $ (2,620,259)
Issuance of common shares.....     --           --             --           1,914,500
Collection of stock
  subscriptions receivable....     225,000      --             --             225,000
Issuance of options to
  purchase 100,000 shares of
  common stock................     --           --             --              21,500
Translation adjustments.......     --           40,302         --              40,302
Net loss......................     --           --             --          (1,396,761)
                              -------------  -----------   ----------   -------------
Balance -- June 30, 1996......     --           70,651         --          (1,815,718)
Issuance of common shares.....     --           --             --           1,477,001
Translation adjustments.......     --           24,050         --              24,050
Net loss......................     --           --             --          (2,106,709)
                              -------------  -----------   ----------   -------------
Balance -- June 30, 1997......     --           94,701         --          (2,421,376)
Issuance of common shares.....     --           --             --             775,417
Issuance of options to
  purchase 903,846 shares of
  common stock................     --           --             --              61,846
Translation adjustments.......     --          (84,655)        --             (84,655)
Change in market value of
  investments available for
  sale........................     --           --           (696,500)       (696,500)
Net income....................     --           --             --             291,744
                              -------------  -----------   ----------   -------------
Balance -- June 30, 1998......$         --     $10,046     $ (696,500)   $ (2,073,524)
                              -------------  -----------   ----------   -------------
                              -------------  -----------   ----------   -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                           1998           1997           1996
                                                                        -----------    -----------    -----------

Cash flows from operating activities
  Net income (loss)..................................................   $   291,744    $(2,106,709)   $(1,396,761)
  Adjustments to reconcile net income (loss) to net cash used in operating activities............................................
     Depreciation....................................................        49,556         43,709         31,545
     Amortization of deferred costs..................................       917,891        --             --
     Non-cash expense related to issuance of stock purchase
       options.......................................................        61,846        --              21,500
     Non-cash revenue related to sale of license.....................    (2,915,000)       --             --
     (Increase) decrease in accounts receivable, net.................       105,842        (93,495)        36,907
     (Increase) decrease in inventories..............................        12,325        (12,325)       --
     (Increase) decrease in prepaid expenses.........................        65,146        (82,401)       (15,076)
     Increase in other assets........................................       (29,814)      (888,077)       --
     Increase (decrease) in accounts payable and accrued
       liabilities...................................................        54,249        216,329        (87,414)
     Increase (decrease) in related-party payable....................       (12,558)        12,013         (5,462)
                                                                        -----------    -----------    -----------
          Total adjustments..........................................    (1,690,517)      (804,247)       (18,000)
                                                                        -----------    -----------    -----------
          Net cash used in operating activities......................    (1,398,773)    (2,910,956)    (1,414,761)
Cash flows from investing activities
     Acquisitions of equipment, net..................................       (81,900)       (77,299)       (31,163)
Cash flows from financing activities
     Proceeds from (repayments of) borrowings under short-term credit
       facilities, net...............................................      (131,595)       131,595       (861,937)
     Proceeds from issuance of convertible 10% promissory notes......       470,008      1,829,742        --
     Proceeds from issuance of note payable..........................       --             250,000        --
     Repayment of note payable.......................................      (250,000)       --             --
     Proceeds from issuance of note to related party.................        41,500        162,680        --
     Repayment of note to related party..............................       (33,200)       --             --
     Issuance of common stock........................................       775,417      1,477,001      2,139,500
                                                                        -----------    -----------    -----------
          Net cash provided by financing activities..................       872,130      3,851,018      1,277,563
Effect of exchange rate changes......................................       (84,655)       (58,330)        (4,652)
                                                                        -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents.................      (693,198)       804,433       (173,013)
Cash and cash equivalents at beginning of year.......................       859,238         54,805        227,818
                                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year.............................   $   166,040    $   859,238    $    54,805
                                                                        -----------    -----------    -----------
                                                                        -----------    -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

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

SIGNIFICANT RISKS

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 1998, 1997 and 1996, the Company generated net income of approximately $290,000 and net losses of approximately $2,107,000 and $1,397,000, respectively. At June 30, 1998, the Company had an accumulated deficit of approximately $6,841,000, has a net working capital deficiency of approximately $4,400,000 and has approximately $2,300,000 of convertible promissory notes that become due on September 30, 1998 (see Note 9). The Company subsequently defaulted on the convertible promissory notes (See Note 12). Additionally, the Company has had recurring negative cash flows from operations and currently has a very limited client base. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
INVESTMENTS

     Investments consist of publicly traded stock of a U.S.-based company. This stock was conveyed to the Company in partial payment of fees due under a licensing agreement dated May 6, 1998 (see Note 3). In accordance with FASB Statement No. 115, 'Accounting for Certain Investments in Debt and Equity Securities,' these investments are accounted for as available for sale securities. Consequently, the unrealized holding loss on these securities is reported as a separate component of shareholders' equity. Upon the sale of the underlying securities, the unrealized loss will be recognized in the statements of operations.

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

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 5).

REVENUE RECOGNITION

     The Company enters into development arrangements with certain customers to design computer chips and chipsets using existing and enhanced technology, which are suitable for use in the customer's application. The Company's development arrangements are generally performed under contractual arrangements which stipulate the Company's fee as certain performance criteria are met. The Company recognizes these development fees when its customers acknowledge that the fee has been earned by accepting the Company's work product. Development fees and related support services fees revenue recognized by the Company amounted to approximately $-0-, $544,000, and $368,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     Certain arrangements provide for the customer to pay a royalty or licensing fee. Royalty fees are to be paid to the Company if the customer uses the Company's work product in commercial applications. Royalty and licensing fees earned by the Company in the year ended June 30, 1998, amounted to approximately $4,170,000. In the years ended June 30, 1997 and 1996, none of the arrangements resulted in royalty or licensing revenue to the Company.

     Revenue from the sale of chipset products to customers is recognized at the time the products are shipped.

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
DEFERRED FINANCING COSTS

     The costs attributable to the issuance of convertible promissory notes were deferred and amortized over the term of the notes. The notes mature on July 1, 1998 (see Note 9), therefore, all deferred financing costs have been amortized as of June 30, 1998.

DEFERRED REGISTRATION COSTS

     Legal, accounting and other costs related to the Company's proposed registration of shares (see Note 11) were capitalized as deferred registration costs. These costs were expensed in fiscal 1998 when the Company chose to forgo the registration of the stock.

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

NET INCOME (LOSS) PER SHARE

     During the fiscal year ended June 30, 1998, the Company adopted 'Statement of Financial Accounting Standards No. 128 -- Earnings Per Share' (SFAS 128), which requires presentation of both basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options and convertible debt. Earnings per share information for all periods have been restated to conform to the requirements of SFAS 128.

     The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the fiscal year ended June 30, 1998:

                                                                            FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                                                           -----------------------------------------
                                                                             INCOME          SHARES        PER-SHARE
                                                                           (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                           -----------    -------------    ---------

Basic EPS
     Net income.........................................................    $ 291,744       16,245,000       $0.02
                                                                                                           ---------
                                                                                                           ---------
     Effect of Dilutive Securities
       Common stock options.............................................                        47,000
                                                                                          -------------
     Diluted EPS
     Net income plus assumed conversions................................    $ 291,744       16,292,000       $0.02
                                                                           -----------    -------------    ---------
                                                                           -----------    -------------    ---------

     Options to purchase 1,562,500 shares of common stock were outstanding during the fiscal year ended June 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire through 2001, were still outstanding at June 30, 1998.

     Common share equivalents were not considered in the earnings per share calculation for 1996 and 1997 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 1996 and 1997 were calculated based on 15,700,000 and 14,494,000 weighted average common shares outstanding during the years, respectively.

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
TRANSLATION OF FOREIGN CURRENCY

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

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposited in a financial institution and investments in publicly traded equity securities. The Company primarily maintains its cash in bank deposit accounts in the United Kingdom, which are not insured. The Company has not experienced any losses in such bank deposit accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. The Company's equity security holdings consists of an investment in one company (see Note 3). As a result, the Company has a significant credit risk related to its investment and is subject to the concentrated market risk related to not having a diversified portfolio. Volatility in the investment's stock price or low trading volume may have a negative impact on the Company's financing position.

     Financial instruments reflected in the Company's balance sheets at June 30, 1998 and 1997 include cash and cash equivalents, notes payable, and other borrowings. The carrying amount of cash and cash equivalents, notes payable and other short-term borrowings approximates fair value because of the short maturity of those instruments. Because of the circumstances and the nature of the Company's relationship with its creditors, it was not practical to estimate the fair value of the $1,400,000 shareholder advance payable (see Note 4).

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

NOTE 3 -- LICENSING AGREEMENT

     On May 6, 1998, the Company entered into a licensing agreement with American Interactive Media, Inc. (AIM), whereby the Company granted to AIM a worldwide, non-exclusive license in respect of the MSU proprietary intellectual property relating to the Internet Access Device. The consideration for the license was $1,150,000 in cash and 560,000 restricted shares of common stock in AIM, of which 60,000 shares were issued directly to Capital Bay Securities and Daybreak Fund LLC in settlement of certain short-term funding received by the Company of $314,985, together with accrued interest and other fees owing to Capital Bay Securities and Daybreak Fund LLC.

NOTE 4 -- RELATED-PARTY TRANSACTIONS

     Prior to June 30, 1994, the Company was advanced a total of $2,159,910 from a previously unrelated third party, of which $759,910 was contributed to capital when the Company agreed to accept this amount as consideration for the issuance of 2,208,333 shares of its common stock pursuant to a

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

RELATED-PARTY TRANSACTIONS -- (CONTINUED)
March 1994 agreement. As of June 30, 1998, the $1,400,000 remaining balance of the advance remains unpaid. The advance is noninterest bearing, unsecured and is due and payable, under the terms of the borrowing, when the Company is reasonably able to do so without jeopardizing its financial condition.

     The Company has received services from a law firm in which a director of the Company is employed. Amounts charged to operations for these legal services during the years ended June 30, 1998, 1997 and 1996, approximated $122,000, $117,000, and $44,000, respectively.

     In November 1995, the Company entered into a consulting agreement with a company indirectly controlled by one of its shareholders. The consulting agreement provides, among other things, for the consultant to provide services to the Company in connection with the marketing and distribution of the Company's products and technology to certain potential customers and markets. As compensation, the consultant will receive a fee to be calculated as a percentage of the Company's revenues, if any, attributable to the consultant's efforts. In addition, the consultant may receive warrants to acquire up to an aggregate of 1,000,000 shares of the Company's common stock, if certain revenue criteria are met. The warrants, if issued, will be exercisable over a five-year period at a price per share equal to the lesser of $10 or 50% of the market value of the Company's common stock on the date of issuance of the warrants. During the years ended June 30, 1998 and 1997, no fees were incurred under this agreement.

     The Company has also entered into a marketing agreement with an individual who is a director of a principal shareholder of the Company. The agreement provides, among other things, for the individual to receive compensation based upon revenue attained by the Company, as a result of transactions attributable to the individual's efforts. Compensation under the agreement will consist of from 5% to 10% of such revenue plus warrants to acquire 75,000 shares of the Company's common stock for each $1 million of revenue attained, with an exercise price of 50% of market value at the time the warrants are issued, up to a maximum of 300,000 shares. No expense has been incurred under this agreement through June 30, 1998.

     In September 1996, a trust in which a director has an interest loaned the Company approximately $163,000 (see Note 9). The loan is unsecured, bears no interest, and has no defined terms for repayment. As consideration for this, the Company has granted to the trustees an option over a five-year period to subscribe for 100,000 shares of the Company's common stock with an exercise price of $2.12, being the market value of the Company's common stock at the date of grant of the options.

NOTE 5 -- INCOME TAXES

     As of June 30, 1998 and 1997, the Company had a U.S. net operating loss carryforward of approximately $2,000,000 and $460,000, respectively, available to offset future taxable income. The net operating loss carryforward expires through the year 2011. Under U. S. federal tax law, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

     As of June 30, 1997, the Company's subsidiaries had a United Kingdom net operating loss carryforward of approximately $6.0 million. Current year net income from the Company's subsidiaries was approximately $1.8 million resulting in a reduction of the net operating loss carryforward to approximately $4.2 million at June 30, 1998, which carries forward indefinitely under United Kingdom tax laws.

     Deferred tax assets resulting from the Company's United Kingdom income tax loss carryforwards were approximately $1.3 million and $1.8 million at June 30, 1998 and 1997, respectively. The Company has established a valuation allowance to fully offset these deferred tax assets, as their future realization is uncertain.

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

NOTE 6 -- STOCKHOLDERS' DEFICIT

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

     During the year ended June 30, 1997, the Company issued, in private transactions, an aggregate of 452,169 shares of common stock in exchange for net proceeds of approximately $1,477,000. Gross proceeds of approximately $1,527,000 were offset by $50,000 of legal fees relating to the stock issuances. Of this amount, approximately $1,027,000 was received in cash at the time of the transactions, approximately $50,000 was received in the form of consulting services, and $450,000 of stock was issued to the placement agent as partial compensation for the issuance of the 10% convertible notes (see Note 9).

     During the year ended June 30, 1998, the Company issued, in private transactions, an aggregate of 603,346 shares of common stock in exchange for net proceeds of approximately $775,000. Of this amount, approximately $451,000 was received in cash at the time of the transactions, and approximately $324,000 was received as forgiveness of interest on certain notes payable.

NOTE 7 -- STOCK OPTIONS AND WARRANTS

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

     In connection with the private placement of 1,600,000 shares of its common stock in 1996, the Company issued a warrant, which is exercisable through September 1, 1997, to purchase 3.5% of the then outstanding shares (calculated on a fully diluted basis) of the Company's common stock for consideration of $1,000,000. The warrant was subject to certain anti-dilution provisions. In July 1997, in consideration for the cancellation of the warrant and anti-dilutive provisions relating to the private placement of 1,600,000 shares of the Company's common stock, the Company issued a new warrant to purchase 650,000 shares of the Company's common stock for $650,000. This warrant is exercisable through July 2002.

     In February 1997, the Company entered into a 'Placement Agent Agreement and a Bridging Loan Agreement,' which provided for the issuance to the Company of a bridging loan of $600,000 in advance of the offering of approximately $2,000,000 of convertible notes (see Note 9). In accordance with these agreements, the Company has issued warrants to the placement agent for 10,000 shares of the Company's common stock, exercisable from May 1997 to May 2000 at a price of $3.00 per share and to the bridge loan noteholders for 60,000 shares of the Company's common stock exercisable at $3.00 per share through January 2000.

     In May 1997, the Company issued to a consultant a warrant to purchase up to 150,000 shares of the Company's restricted common stock at an exercise price of $2.00 per share. No compensation expense was recorded for these options, as management believes the restrictions associated with any shares

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

STOCK OPTIONS AND WARRANTS -- (CONTINUED) received by the option grantees on exercise will subject those shares to a discount from unrestricted market value.

     In July 1997, the Company granted options to nine of its employees to acquire an aggregate of 50,000 shares of the Company's common stock at an exercise price of $3.56 per share. The option term is as follows: options relating to 25,000 shares are exercisable on June 30, 1998; options relating to 25,000 shares are exercisable on June 30, 1999. During the year ended June 30, 1998, 10,000 of these options were canceled. The remaining options expire in June 2002.

     Pursuant to an employment agreement, in August 1997 and May 1998, the Company granted options to a director to acquire an aggregate of 600,000 shares of the Company's stock at exercise prices as follows: 300,000 options exercisable at $2.25 per share and 300,000 options exercisable at $0.65 per share. These options are exercisable as follows: options relating to 300,000 shares are exercisable in equal amounts in August 1998, 1999 and 2000, and options relating to this other 300,000 shares are exercisable in equal amounts in May 1998 and 1999. The options expire three years after their respective dates of issuance.

     In February 1998, the Company granted options to a director to acquire an aggregate of 321,646 shares of the Company's stock at exercise prices ranging from $1.75 to $0.65. These options are immediately exercisable and expire in February 2003.

     Compensation expense recorded for stock options granted in the years ended June 30, 1998, 1997 and 1996, approximated $230,000, $-0- and $20,000, respectively, and is included in selling, general and administrative expenses.

     Activity related to the Company's stock options during the years ended June 30, 1996, 1997 and 1998, was as follows:

                                                                     OUTSTANDING OPTIONS
                                                              ----------------------------------
                                                                                     WEIGHTED
                                                                 NUMBER OF           AVERAGE
                                                                   SHARES         EXERCISE PRICE
                                                              ----------------    --------------

June 30, 1995..............................................          50,000           $ 2.50
     Grants................................................         340,000           $ 4.77
     Exercises.............................................        --                 --
     Cancellations.........................................         (10,000)          $ 2.50
June 30, 1996..............................................         380,000           $ 4.47
     Grants................................................       1,622,500           $ 1.70
     Exercises.............................................        --                 --
     Cancellations.........................................        --                 --
                                                              ----------------
June 30, 1997..............................................       2,002,500           $ 2.22
     Grants................................................       1,121,646           $ 1.39
     Exercises.............................................         (37,000)          $ 1.00
     Cancellations.........................................        (320,000)          $ 2.18
                                                              ----------------
June 30, 1998..............................................       2,767,146           $ 1.86
                                                              ----------------
                                                              ----------------
     Options exercisable at June 30, 1998..................       2,272,146           $ 1.92
                                                              ----------------        ------
                                                              ----------------        ------

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     The range of exercise prices for options outstanding at June 30, 1998 was $0.65 to $5.00. The following table summarizes information about options outstanding at June 30, 1998:

                                                                           OUTSTANDING OPTIONS
                                                              ----------------------------------------------
                                                                              WEIGHTED
                                                                               AVERAGE           WEIGHTED
                                                              NUMBER OF      CONTRACTUAL         AVERAGE
                 RANGE OF EXERCISE PRICES                      SHARES      LIFE (IN YEARS)    EXERCISE PRICE
-----------------------------------------------------------   ---------    ---------------    --------------

$0.65 to $2.50.............................................   2,387,146          3.9              $ 1.42
                                                              ---------
$3.00 to $5.00.............................................     380,000          3.1              $ 4.66
                                                              ---------
                                                              2,767,146          3.8              $ 1.86
                                                              ---------
                                                              ---------

                                                                                   EXERCISABLE OPTIONS
                                                                               ---------------------------
                                                                                               WEIGHTED
                                                                               NUMBER OF       AVERAGE
                          RANGE OF EXERCISE PRICES                              SHARES      EXERCISE PRICE
----------------------------------------------------------------------------   ---------    --------------

$0.65 to $2.50..............................................................   1,912,146        $ 1.39
$3.00 to $5.00..............................................................     360,000        $ 4.73
                                                                               ---------
                                                                               2,272,146
                                                                               ---------
                                                                               ---------

     SFAS No. 123, 'Accounting for Stock-Based Compensation' (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provisions of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. The fair value of the options granted during the fiscal years ended June 30, 1998, 1997 and 1996 reported below has been estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                           1998      1997      1996
                                                                          -------   -------   -------

Expected life (in years)...............................................     5         5         5
Risk-free interest rate................................................     6.5%      6.0%      6.0%
Volatility.............................................................   130%      135%      171%
Dividend yield.........................................................     0.0%      0.0%      0.0%

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

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                 1998           1997           1996
                                                              -----------    -----------    -----------

Pro forma net loss.........................................   $(1,310,000)   $(3,430,000)   $(1,406,000)
Pro forma loss per share...................................   $     (0.08)   $     (0.22)   $     (0.10)

     The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE 8 -- SHORT-TERM BORROWINGS

     The Company has borrowed funds from time to time for working capital under various credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the financial institution's prime rate. All such borrowings and bank overdrafts are subject to the bank's discretion and are collateralized by a floating debenture on substantially all of the assets of the Company and are payable on demand.

     In July 1997, the Company repaid the $250,000 noninterest-bearing note payable and issued to the holder thereof 25,000 shares of its restricted common stock.

NOTE 9 -- LONG TERM DEBT

     During the year ended June 30, 1997, the Company issued approximately $1,830,000 of 10% convertible promissory notes (the Notes). Interest is payable quarterly and the Notes mature July 1, 1998. The Notes are collateralized by the assets of the Company and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $1,524,000. Subsequent to June 30, 1997, the Company issued an additional $470,000 of the Notes. The Company used approximately $600,000 of the proceeds to repay certain bridge financing that it incurred during the year ended June 30, 1997 (see Note 7).

     In 1996 and 1998, the Company received loans in the amount of approximately $163,000 and $8,000, respectively, from its employee trust (see Note 10). The loans are unsecured, bear no interest, and have no defined terms for repayment.

     Long-term debt consists of the following at June 30, 1998 and 1997:

                                                                                 1998           1997
                                                                              -----------    ----------

Convertible 10% promissory notes, interest payable quarterly, maturing July
  1, 1998, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of one share for each $3.00 of
  note principal converted.................................................   $ 2,299,750    $1,829,742
Unsecured, noninterest-bearing note payable, no specified date for
  repayment................................................................       170,980       162,680
                                                                              -----------    ----------
                                                                                2,470,730     1,992,422
Less current portion.......................................................    (2,470,730)     (162,680)
                                                                              -----------    ----------
          Total long-term debt.............................................   $   --         $1,829,742
                                                                              -----------    ----------
                                                                              -----------    ----------

     Capital Bay Securities, as agent for the noteholders, issued a Notice of Default on the Company as interest had not been paid on the promissory notes on the due dates. On May 6, 1998, the noteholders agreed that in consideration for the issuance of 168,000 shares of common stock, representing interest through July 31, 1998, the notes would not be declared in default at any time prior to July 31, 1998 for

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

LONG TERM DEBT -- (CONTINUED)
any reason whatsoever. In August 1998, the noteholders agreed that in consideration for a reduction of the conversion price to $0.75, they would release all of their collateral security over the assets of the Company, except for the security of the 500,000 shares of common stock of AIM, and extend the period over which they would not declare the notes to be in default to September 30, 1998 (which was subsequently extended through December 15, 1998) (See Note 12). In the event that the noteholders do not elect to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes on September 30, 1998.

     Cash paid for interest was approximately $230,000, $26,000 and $45,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space under operating leases entered into during 1997 and 1998, which expire through March 2001. Future minimum rental payments and service charges required under the leases at June 30, 1998, are approximately as follows:

                                         YEAR ENDING
                                          JUNE 30,                                              AMOUNT
---------------------------------------------------------------------------------------------   -------

   1999......................................................................................   $93,000
   2000......................................................................................   $88,000
   2001......................................................................................   $61,000

     For the years ended June 30, 1998, 1997 and 1996, rent expense totaled approximately $68,000, $54,000 and $26,000, respectively.

EMPLOYMENT AGREEMENTS

     The Company currently has employment agreements with four of its executive officers requiring the payment of aggregate minimum annual salaries of approximately $424,000.

CONCENTRATIONS

     The Company has no customers to date that frequently and systematically purchase its products or retain its services.

     Revenues for the years ended June 30, 1998, 1997 and 1996 were generated from a small number of customers, the loss of any one of which could have a material adverse affect on the Company's business. In fiscal 1998, substantially all of its revenues were derived from one transaction with one customer (see
Note 3).

     The Company presently has only one supplier manufacturing customized Internet Access Devices using its chips and software. Should the supplier cease production, the Company could be adversely affected.

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     The Company's revenue, by geographic region, during the years ended June 30, were approximately as follows:

                            LOCATION                                  1998          1997         1996
----------------------------------------------------------------   ----------    ----------    --------

Europe..........................................................   $    8,000    $   --        $110,000
Far East........................................................       --           730,000       --
North America...................................................    4,171,000       750,000     280,000
                                                                   ----------    ----------    --------
                                                                   $4,179,000    $1,480,000    $390,000
                                                                   ----------    ----------    --------
                                                                   ----------    ----------    --------

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

EMPLOYEE TRUST

     As of June 30, 1998 and 1997, 2,591,944 and 2,914,444 shares of the
Company's common stock were held by an employee trust (the Trust), whose beneficiaries are substantially all the employees of the Company. Contributions to the Trust are at the discretion of the Company's Board of Directors. During the years ended June 30, 1998 and 1997, the Company made no contributions to the Trust.

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

     In December 1997, the Company received a complaint demanding approximately $113,000 for unpaid public relations and consulting services. The Company has filed an answer to the suit stating that the Plaintiff failed to fulfill its contractual obligations and, accordingly, the Company is not liable for the claimed damages.

     The Company continues to review the adequacy of its insurance coverage. Presently, the Company believes that its insurance coverage may be inadequate in light of current and prospective agreements. However, management continues to endeavor to obtain adequate coverage, although no assurance can be given that adequate insurance will be obtained.

                        MSU CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

NOTE 11 -- REGISTRATION OF SHARES

     The Company intended to file a Registration Statement on Form S-1 under the Securities Act of 1933, as amended, for the purpose of registering shares of common stock that are issuable upon the conversion of the Company's 10% convertible promissory notes (see Note 9) and to register 218,000 shares of common stock to be sold by certain selling shareholders. In 1998, the Company chose to withdraw the Registration Statement.

NOTE 12 -- SUBSEQUENT EVENTS

     From July 1, 1998 to December 14, 1998, approximately $1,270,000 of convertible notes and interest accrued thereon were exchanged for approximately 1,690,000 shares of restricted common stock. The Company intends to register these shares by filing a Form S-1 prior to June 30, 1999.

     In October and November 1998, the Company issued an aggregate of 2,000,000 shares of its restricted common stock for $1,000,000 consideration to persons related to the Mclaughlin Group LLC. (a major shareholder of the Company). In addition to these shares, the recipients have also been granted warrants to purchase an additional 1,000,000 shares of common stock for $0.50 per share through October 2003.