Form 10-Q
period 1998-09-30
MSU CORP
filed 1998-12-31
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of common stock of the Registrant outstanding as of November 11, 1998 was 16,590,237 according to the Company's transfer agent.

                                FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION

                                                                                              PAGE NO.
ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Condensed Consolidated Balance sheets as of September 30, 1998 and June 30, 1998        3
         Condensed Consolidated statements of Operations for the three months ended
                  September 30, 1998 and the three September 30, 1998                            4
         Condensed Consolidated statements of Cash Flows for the nine months ended               5
                  September 30, 1998 and 1997
         Notes to Condensed Financial Statements                                                 6

Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         7-9


PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                                             10
Item 2            Change in Securities                                                          10
Item 3            Defaults upon Senior Securities                                               10
Item 4            Submission of Matters to a Vote of Security Holders                           10
Item 5            Other Information                                                             10
Item 6            Exhibits and Reports on Form 8-K                                              10

                         PART I - FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MSU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                     ASSETS


                                                                             September 30     June 30
                                                                                 1998          1998

CURRENT ASSETS
Cash and cash equivalents                                                    $     7,970    $   166,040
Prepaid expenses and other                                                        56,486         79,411
                                                                             -----------    -----------
                         TOTAL CURRENT ASSETS                                     64,456        245,451

EQUIPMENT, net of accumulated depreciation of $99,440 and
         $84,544 at September 30, 1998 and June 30, 1998 respectively            106,307        108,647

INVESTMENTS                                                                    1,843,750      2,218,500
                                                                             -----------    -----------
                  TOTAL ASSETS                                               $ 2,014,513    $ 2,572,598
                                                                             ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
10% Convertible Notes                                                        $ 2,299,750    $ 2,299,750
Shareholders' advances payable                                                 1,609,100      1,570,980
Accounts payable and accrued liabilities                                       1,083,172        767,711
Related-party payables                                                            71,196          7,681
                                                                             -----------    -----------
TOTAL CURRENT LIABILITIES                                                    $ 5,063,218    $ 4,646,122


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value; 50,000,000 shares authorized
16,590,237 and 16,590,237 shares issued and outstanding at
September 30, 1998 and June 30, 1998 respectively                            $   165,902    $   165,902
Additional paid-in capital                                                     5,287,790      5,287,790
Cumulative translation adjustments                                                (2,476)        10,046
Net unrealized loss                                                           (1,071,250)      (696,500)
Accumulated deficit                                                           (7,428,671)    (6,840,762)
                                                                             -----------    -----------
                  TOTAL SHAREHOLDERS' DEFICIT                                 (3,048,705)    (2,073,524)
                                                                             -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $ 2,014,513    $ 2,572,598
                                                                             ===========    ===========

            See notes to condensed consolidated financial statements

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   Three months ended
                                                     September 30
                                                1998             1997

REVENUES                                   $      2,558    $        704

EXPENSES
Cost of revenues                                  1,680             737
Selling, general and
administrative and other                        208,326         306,710
Depreciation                                     12,708           8,409
Amortisation of deferred financing costs                        211,523
Registration expenses                            32,533
Interest expense                                 57,500          57,667
Research and development                        278,259         341,770
                                           ------------    ------------
         TOTAL EXPENSES                         591,006         926,816
                                           ------------    ------------
         OPERATING LOSS                        (588,448)       (926,112)

NON OPERATING INCOME
Interest income                                     539           4,079
                                           ------------    ------------
NET LOSS                                   $   (587,909)   $   (922,033)
                                           ============    ============

LOSS PER COMMON SHARE                      $      (0.04)   $      (0.09)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                                  16,590,237      16,066,000



            See notes to condensed consolidated financial statements

MSU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                               Three months ended
                                           September 30   September 30
                                              1998             1997

                                           $               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      (587,909)      (922,033)
Adjustments to reconcile net loss to net
cash used in operating activities              414,609       (357,667)
                                           -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES         (173,300)    (1,279,700)
                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                (10,368)       (15,860)
                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (net)                  38,120        301,625
Issuance of common stock                          --          185,250
                                           -----------    -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                      38,120        486,875
                                           -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                (12,522)        (3,649)
                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH               (158,070)      (812,334)

CASH AT BEGINNING OF PERIOD                    166,040        859,238
                                           -----------    -----------
CASH AT END OF PERIOD                      $     7,970    $    46,904
                                           ===========    ===========




            See notes to condensed consolidated financial statements

MSU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at September 30, 1998, the results of its operations for three ended September 30, 1998 and 1997, and its cash flows for the three months ended September 30, 1998 and 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1998. The results of the operations for the three months ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - SHAREHOLDERS' EQUITY

During the three months ended September 30, 1998, shareholders' deficit increased approximately $975,000. Net loss for the three month period was $588,000; the increase in the unrealized loss on the Company's investment in American Interactive Media Inc. ('AIM') increased by 'L'375,000 and the cumulative translation adjustment increased by approximately $12,000.

NOTE 3 - LOSS PER COMMON SHARE

The Loss per common share is computed based upon the weighted average of the shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS OPERATIONS AND SIGNIFICANT RISKS

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, MSU (UK) Limited and MSU Operations (US) Inc. (collectively the 'Company'). All significant inter company accounts have been eliminated in the consolidated financial statements.

The Company operates primarily through MSU (UK) Limited which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At September 30, 1998 there was an accumulated deficit of $7,428,671 and an unrealized loss in respect of its investment in AIM of 'L'1,071,250. Additionally the Company has had recurring negative cash flows from operations. The Company expects that it will is likely to incur net losses at least through to the end of the second quarter of fiscal 1999, and possibly through that year as it attempts to further develop upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond the second quarter of fiscal 1999 if anticipated revenues from license fees, development fees and royalties in respect of sales of the Envoy chip, or royalties and conditional and forecasted purchase orders of customized Internet Access Devices are not realized. Such conditional and forecasted purchase orders in respect of the Internet Access Device assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1999 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

During the three month period ended September 30, 1998 further significant software modifications to the Internet Access Device were completed and the Company has announced the commencement of production samples of the latest 4 megabyte version of the proprietary Slipstream Internet Access Device for which orders have now been received by Mitac Inc, our joint venture partner which manufactures and sells the Internet Access Devices. The Company is continuing to develop the ISP Chip which will provide enhanced Internet features. In addition, the development of the Company's Envoy chip is continuing and the Company considers that commercial sales could commence later in the fiscal year.


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


RESULTS OF OPERATIONS
Comparison of the three ended September 30, 1998 to the three months ended September 30, 1997

Revenues for the three months ended September 30, 1998 increased over the same periods of 1997 by $1,854. Comparison with the previous periods however is not meaningful as in these periods, apart from the sales of a small number of samples, there were no revenues generated as the Company continued to concentrate its efforts on further software and hardware developments of its Internet Access Device, and the Envoy chip.

The Company has only limited customers to date that frequently and systematically purchase its products or retains its services. The loss of one customer could have a material effect on the Company's business.

Costs of revenues for the three months ended September 30, 1998 increased over the same periods in 1997 by $943. The cost of revenues fluctuate due to variations in gross margins as between chip sales, support services and development services; however, because of the limited number of sales in the three months ended September 30, 1998 comparison with 1997 is meaningless.

Research and development expenses generally consist of expenditure related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, and the prototype Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three months ended September 30, 1998 research and development expenses were $63,511 less than in the corresponding periods in the previous year. As mentioned above, as the revenues generated in the three months ended September 30, 1998 were negligible, and comparison of research and development expenditure as a percentage of revenues for the respective periods is not meaningful. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

Selling, general and administrative and other expenses for the three months ended September 30, 1998 decreased over the same period of 1997 by $98,382. The decrease in the three months ended September 30, 1998 is primarily due to a reduction in personnel, marketing and promotional costs in this period during which the company was concentrating its efforts on the development of its products. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent and occupancy costs; and professional fees.

Interest expense for the three months ended September 30, 1998 was approximately the same as for the three months ended September 30, 1997 and represents the interest payable on the 10% Convertible Notes.

The costs incurred in 1997 associated with the financing of the 10% Convertible Notes were amortised over the period to June 30, 1998. Consequently there is no expense in the three months ended September 30, 1998.

The company has received a late invoice for 'L'32,533 in respect of printing costs incurred in respect of the Registration Statement which was filed in 1997 and then withdrawn in 1998. The Company believes that a retention for registration expenses which was made in June 1997 by the attorneys acting for the 10% Note holders, together with other amounts held back in an Escrow Account, should be sufficient to cover this liability. However as the Company has not yet been able to ascertain the amount of the funds still held in the Escrow Account, as a matter of prudence, provision has been made for this amount in these financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private sales of equity and debt securities. For the three month period ended September 30, 1998 cash used in operating activities of approximately $139,000 was attributable to the Company's net loss for the period of $588,000 which was funded in part by (i) an increase in accounts payable and accrued liabilities of $315,000; and (ii) an increase in the amounts owed by related parties of $64,000 which arose as a result of the directors not taking salaries owed to them for the period. Cash flows from investing activities approximately $10,000 during such period related mainly to the acquisition of computer equipment. Cash flows from financing activities of approximately $38,000 were mainly attributable to a short term loans from J M Simpson of $34,000.

At September 30, 1998 the Company's principal source of liquidity was approximately $8,000 in cash. Since September 30, 1998 additional liquidity has been provided from the sale of 2,000,000 shares of common stock which realised $1,000,000.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 1999 may not be sufficient to meet its cash needs for working capital and capital expenditures for remainder of fiscal. The Company is actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. Even assuming such additional financing, there can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 15, 1997 the Company received a complaint which was filed in New York State Superior Court, New York County, by Forte Communications, Inc., alleging damages in the amount of $112,800 for public relations and consulting services and expenses rendered by the Plaintiff to the Company. The Company has filed an answer to the suit on the basis of Forte's failure to fulfil its contractual obligations and to obtain the necessary authority for alleged expenses.

ITEM 2 - CHANGES IN SECURITIES

In October and November 1998 the Company sold a total of 2,000,000 shares of its common stock, at 50 cents per share, to Mark McLaughlin, a principal shareholder of the Company, and to certain other persons with Mr. McLaughlin. In addition to the shares the acquirees have also been granted warrants over a further 1,000,000 shares of common stock which are exercisable at 50 cents per share at any time before October 31, 2003

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                                                 MSU CORPORATION
                                                                    (Registrant)

Date    December 31, 1998
                                                    R H Phillips, Vice President
                                    (Principal Financial and Accounting Officer)



                            STATEMENT OF DIFFERENCES


The British pound sterling sign shall be expressed as ...................... 'L'