Form 10-Q
period 1998-12-31
MSU CORP
filed 1999-02-02
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1998

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

Yes [X]  No [  ]

The number of shares of common stock of the Registrant outstanding as of January 29, 1999 was 21,764,929 according to the Company's transfer agent.

                                 Form 10-Q INDEX


PART I   -FINANCIAL INFORMATION
                                                                                            Page No.
Item 1    Condensed Consolidated Financial Statements
          Condensed Consolidated Balance sheets as of December 31, 1998 and June 30, 1998      3
          Condensed Consolidated statements of Operations for the three and six months ended December 31, 1998 and the three and six months ended
              December 31, 1997                                                                4
          Condensed Consolidated statements of Cash Flows for the six months ended
              December 31, 1998 and 1997                                                       5
         Notes to Condensed Financial Statements                                               6

Item 2  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          7-9

PART II   - OTHER INFORMATION

Item 1         Legal Proceedings                                                              10
Item 2         Change in Securities                                                           10
Item 3         Defaults upon Senior Securities                                                10
Item 4         Submission of Matters to a Vote of Security Holders                            10
Item 5         Other Information                                                              10
Item 6         Exhibits and Reports on Form 8-K                                               10

                         PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements
MSU Corporation
Condensed Consolidated Balance Sheets  (Unaudited)

                                     ASSETS

                                                                      December 31      June 30
                                                                        1998            1998

CURRENT ASSETS                                                     $                $
Cash and cash equivalents                                               56,516           166,040
Prepaid expenses and other                                              57,089            79,411
                                                                     ---------        ----------
             TOTAL CURRENT ASSETS                                      113,605           245,451

EQUIPMENT, net of accumulated depreciation of $99,440 and $84,544
        at December 31, 1998 and June 30, 1998 respectively             84,835           108,647

INVESTMENTS                                                          2,187,500         2,218,500
                                                                    ----------        ----------
             TOTAL ASSETS                                          $ 2,385,940       $ 2,572,598
                                                                    ==========        ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
10% Convertible Notes                                                  617,061         2,299,750
Shareholders' advances payable                                          55,378         1,570,980
Accounts payable and accrued liabilities                             1,063,201           767,711
Related-party payables                                                  76,172             7,681
                                                                    ----------        ----------
            TOTAL CURRENT LIABILITIES                                1,811,812         4,646,122

LONG TERM DEBT (Note 3)                                                150,000                --

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' FUNDS
Common stock, $0.01 par value; 50,000,000 shares authorized
  22,154,261 and 16,590,237 shares issued and outstanding at
  December 31, 1998 and June 30 1998 respectively                      221,543           165,902
Additional paid-in capital                                           9,058,349         5,287,790
Cumulative translation adjustments                                      31,252            10,046
Net unrealized loss                                                   (727,500)          696,500)
Accumulated deficit                                                 (8,159,516)       (6,840,762)
                                                                    ----------        ----------
            TOTAL SHAREHOLDERS' FUNDS (DEFICIT)                        424,128        (2,073,524)
                                                                    ----------        ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' FUNDS               $2,385,940       $ 2,572,598
                                                                    ==========        ==========


            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                              Three months ended                       Six  months ended
                                                                  December 31                             December 31,
                                                            1998              1997                1998                 1997
                                                    $                 $                   $                   $
REVENUES                                                   7,250             8,719               9,808               9,423

EXPENSES

Cost of revenues                                           2,628             5,574               4,308               6,311
Selling, general and
administrative and other                                 263,141           341,700             471,467             648,408
Depreciation                                              25,003            10,571              37,711              18,982
Amortisation of deferred financing costs                                   239,856                                 451,379
Registration expenses                                         --                --              32,533                  --
Interest expense                                          38,333            57,500              95,833             115,167
Research and development                                 411,112           429,848             689,371             771,618
                                                    ------------      ------------        ------------        ------------
        TOTAL EXPENSES                                   740,217         1,085,049           1,331,223           2,011,865
                                                    ------------      ------------        ------------        ------------
        OPERATING LOSS                                  (732,967)       (1,076,330)         (1,321,415)         (2,002,442)

NON OPERATING INCOME
Interest income                                            2,122               475               2,661               4,554
                                                    ------------      ------------        ------------        ------------
NET LOSS                                            $   (730,845)     $ (1,075,855)        $(1,318,754)       $ (1,997,888)
                                                    ============      ============        ============        ============

LOSS PER COMMON SHARE                               $      (0.03)     $      (0.09)       $      (0.08)       $      (0.12)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                                           18,429,233        16,131,000          17,509,735          16,078,000


            See notes to condensed consolidated financial statements

MSU Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                        Six months ended
                                                   December 31         December 31
                                                      1998                1997
                                                 $                    $

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                          (1,318,754)          (1,997,888)
Adjustments to reconcile net loss to net
cash used in operating activities                    424,014              388,257
                                                 -----------           ----------
NET CASH USED IN OPERATING ACTIVITIES               (894,740)          (1,609,631)
                                                 -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                      (13,899)             (33,287)
                                                 -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                             195,648              429,653
Repayment of promissory notes in cash               (373,439)
Issuance of common stock for cash                  1,033,200              361,250
Costs directly related to financing activities       (77,500)
                                                 -----------           ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                           777,909              790,903
                                                 -----------           ----------

EFFECT OF EXCHANGE RATE CHANGES                       21,206                7,793
                                                 -----------           ----------

NET INCREASE (DECREASE) IN CASH                     (109,524)            (884,222)

CASH AT BEGINNING OF PERIOD                          166,040              859,238
                                                 -----------           ----------
CASH AT END OF PERIOD                                $56,516              $15,016
                                                 ===========           ==========


            See notes to condensed consolidated financial statements

MSU Corporation
Notes to Condensed Consolidated Financial Statements

NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at December 31, 1998, the results of its operations for three and six months ended December 31, 1998 and 1997, and its cash flows for the six months ended December 31, 1998 and 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1998. The results of the operations for the three and six months ended December 31, 1998 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 -- SHAREHOLDERS' EQUITY

During the six months ended December 31, 1998, there was an increase in shareholders' funds of approximately $2,489,000 which had the effect of eliminating the shareholders' deficit brought forward at June 30, 1998 of approximately $2,074,000 and resulted in net shareholders' funds at December 31, 1998 of approximately $424,000.

During the period, the Company sold 2,000,000 shares of its common stock in private transactions for cash of $1,000,000; 95,857 shares were sold to Jeremy Simpson, a director, for cash of $33,200; 322,500 shares were issued to W P Holloway, a director, and the MSU Employee Trust, a trust in which Mr. Holloway has an interest as the settler and as a beneficiary, in consideration for their forgiving loans to the Company of $161,250; 1,400,000 shares were issued to TXC Corporation in consideration for their forgiving the loan outstanding and due of $1,400,000; and 1,745,667 shares were issued pursuant to conversion of $1,309,250 10% convertible promissory notes.

There was a net loss for the six month period of approximately $1,318,000. The cumulative translation adjustment increased by approximately $21,000. There was an increase in the unrealized loss on the Company's investment in American Interactive Media Inc.,(`AIM') of $31,000.


NOTE 3 -- NEW CONVERTIBLE PROMISSORY NOTES


Through December 1998 the Company has issued new 10% convertible promissory notes. The notes are convertible at any time at a conversion price of $3.00 for each $3.00 of promissory notes held. Conversion to take place on or before December 2001. To the extent that the loan notes are not converted they will be repayable at par in December 2001. Interest is due on these loan notes at 10% per annum and will be paid up to December 2001 through the immediate issuance of shares of common stock at a price of $0.75 per share. At December 31, 1998 $150,000 of such promissory notes were sold for cash.

NOTE 4 -- LOSS PER COMMON SHARE

The Loss per common share is computed based upon the weighted average of the shares outstanding during the period.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At December 31, 1998 there was an accumulated deficit of $8,159,516 and an unrealized loss in respect of its investment in AIM of $727,500. Additionally the Company has had recurring negative cash flows from operations.

The Company expects that it is likely to incur net losses at least through to the third quarter of fiscal 1999 and possibly through that year as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond the third quarter of fiscal 1999 if anticipated revenues from license fees, development fees, and royalties in respect of sales of the Envoy chip, or license fees, royalties and conditional and forecasted purchase orders of customized Internet Access Devices are not realized. Such conditional and forecasted purchase orders in respect of the Internet Access Device assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customized Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1999 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

During the six month period ended December 31, 1998 significant software modifications to the Internet Access Device were completed and the Company has announced the commencement of production samples of the latest 4 megabyte version of the proprietary Slipstream Internet Access Device. The Company is continuing to develop the ISP Chip which will provide enhanced Internet features. In addition, the development of the Company's Envoy chip is continuing and the Company considers that commercial sales could commence later in the fiscal year or in fiscal 2000.

The Company's strategy is to increase cash flows from operations through further development, upgrade and marketing of its chips and products incorporating such technology, with particular emphasis on the Envoy chip and on customized Internet Access Devices incorporating its ISP Chip-Version 2, and potential expansion of its operations in the United States and elsewhere. In order to support this strategy, the Company anticipates that if sales revenues are not generated in the coming months, it will, at least in the short term, have to continue to fund a significant portion of its operations, through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company also intends to further develop its infrastructure and organization to support its anticipated operations activity, although it has no funds to address these concerns presently.

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

Results of Operations

Comparison of the three and six months ended December 31, 1998 to the three and six months ended December 31, 1997

Revenues for the three months ended December 31, 1998 increased over the same period of 1997 by $1,469, and for the six months ended December 31, 1998 decreased by $385. Comparison with the previous periods however is not meaningful as in these periods, apart from the sales of a small number of samples, there were no revenues generated as the Company continued to concentrate its efforts on further software and hardware developments of its Internet Access Device, and the Envoy chip.

The Company has only limited customers to date that frequently and systematically purchase its products or retains its services. The loss of any one customer could have a material adverse effect on the Company's business.

Costs of revenues for the three and six months ended December 31, 1998 decreased over the same periods in 1997 by $2,946 and $2,003 respectively. The cost of revenues fluctuate due to variations in gross margins as between chip sales, support services and development services; however, because of the limited number of sales in the three and six months ended December 31, 1998 a comparison with 1997 is not meaningful.

Research and development expenses generally consist of expenditures related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, and the Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three months and six months ended December 31, 1998 research and development expenses were $18,736 and $82,247 less than in the corresponding periods in the previous year. As mentioned above, as the revenues generated in the three and six months ended December 31, 1998 were negligible, a comparison of research and development expenditure as a percentage of revenues for the respective periods is not meaningful. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

Selling, general and administrative and other expenses for the three and six months ended December 31, 1998 decreased over the same period of 1997 by $78,559 and $176,941 respectively. The decrease in the three and six months ended December 31, 1998 is primarily due to a reduction in personnel, marketing and promotional costs in these periods during which the Company was concentrating its efforts on the development of its products. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent and occupancy costs; and professional fees.

Interest expense for both the three and six months ended December 31, 1998 was approximately $20,000 lower than in the corresponding periods for the previous year as a significant proportion of the 10% Convertible Notes were either repaid or converted in November and December 1998

The costs incurred in 1997 associated with the financing of the 10% Convertible Notes were amortised over the period to June 30, 1998. Consequently there is no expense in the three and six months ended December 31, 1998.

The Company has received a late invoice for $32,533 in respect of printing costs incurred in respect of the Registration Statement which was filed in 1997 and then withdrawn in 1998. The Company believes that a retention for registration expenses which was made in June 1997 by the attorneys acting for the 10% Note holders, together with other amounts held back in an Escrow Account, should be sufficient to cover this liability. However as the Company has not yet been able to ascertain the amount of the funds still held in the Escrow Account, as a matter of prudence, provision has been made for this amount in these financial statements.

Liquidity and Capital resources

The Company has financed its operations through private sales of equity and debt securities.

For the six month period ended December 31, 1998 cash used in operating activities of approximately $895,000 was attributable to the Company's net loss for the period of $1,319,000 which was funded in part by (i) an increase in accounts payable and accrued liabilities of $295,000; and (ii) an increase in the amounts owed by related parties of $69,000 which arose as a result of the directors not taking salaries owed to them for the period. Cash flows from investing activities approximately $14,000 during such period related mainly to the acquisition of computer equipment.

Cash flows from financing activities of approximately $777,000 were attributable to an issue of new convertible notes of $150,000; $1,033,200 from sales of common stock; less $374,000 which was used to repay outstanding 10% convertible promissory notes and costs directly associated with financing activities of $77,500.

At December 31, 1998 the Company's principal source of liquidity was approximately $56,000 in cash.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 1999 may be insufficient to meet its cash needs for working capital and capital expenditures for remainder of fiscal 1999. The Company is however actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. Even assuming such additional financing, there can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

Year 2000 Compliance Issues

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

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

On December 15, 1997 an action was commenced in New York State Supreme Court, New York County, by Forte Communications, Inc., ("Forte") alleging damages in the amount of $112,800 for public relations and consulting services and expenses rendered by Forte to the Company. The action was subsequently settled in January 1999 by the Company agreeing to issue to Forte, 55,000 shares of Common Stock for those services.

Item 2 -- Changes in securities

In November 1998 the Company sold, in private transactions, 2,000,000 shares of its common stock for cash of $1,000,000. In addition the acquirors of the shares were granted warrants entitling them to subscribe for a further 1,000,000 shares of common stock at $0.50 per share at any time up to October 2003.

In October 1998 Mr. W P Holloway and the MSU Employee Trust (of which Mr. Holloway is the Settler and a beneficiary) acquired 332,500 shares of common stock in exchange for forgiveness of a loan to the Company of $166,250. The conversion price of $0.50 was the market price at the date the agreement to the conversion was made.

In December 1998 Jeremy Simpson, who had made a loan to the Company of $33,200 in September 1998, exercised his right under the loan agreement to convert the loan into 95,857 shares of common stock at the market price ruling on the date of the loan (September 25, 1998). In addition, as further consideration for the loan, Mr. Simpson was granted an option to subscribe for a further 105,857 shares of common stock at $0.35 per share at any time up to 24 September 2001.

Through the period ended December 31, 1998 $1,309,250 of the 10% convertible notes were converted into shares of common stock at an exercise price of $0.75 each as a result of which a further 1,745,667 shares were issued in the period ended 31 December 1998.

In December 1998 1,400,000 shares were issued to TXC Corporation in consideration for their forgiving the loan outstanding and due of $1,400,000.

Item 3 -- Defaults upon Senior Securities

        None

Item 4 -- Submission of Matters to a Vote of Security Holders

        None

Item 5 -- Other information

Through December 1998 and January 1999 the Company has issued new 10% convertible promissory notes. The notes are convertible at any time at a conversion price of $3.00 for each $3.00 of promissory notes held. Conversion to take place on or before December 2001. To the extent that the loan notes are not converted they will be repayable at par in December 2001. Interest is due on these loan notes at 10% per annum and will be paid up to December 2001 through the immediate issuance of shares of common stock at a price of $0.75 per share. At December 31, 1999 $150,000 of such promissory notes were sold for cash.

Item 6 -- Exhibits and Reports on Form 8-K


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                               MSU Corporation
                                                                  (Registrant)

Date    February 1, 1999


                                                    /s/ R.H. Phillips
                                                  R H Phillips, Vice President
                                  (Principal Financial and Accounting Officer)