Form 10-Q
period 1999-03-31
MSU CORP
filed 1999-05-17
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 31,1999

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

011 44 1908 232100
              (Registrant=s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

The number of shares of common stock of the Registrant outstanding as of 4 May, 1999 was 23,128,377 according to the Company's transfer agent.

                                 Form 10-Q INDEX


PART I   -FINANCIAL INFORMATION
                                                                                                  Page No.
Item I   Condensed Consolidated Financial Statements
         Condensed Consolidated Balance sheets as of March 31, 1999 and June 30, 1998                 3
         Condensed Consolidated statements of Operations for the three and nine months ended  March 31, 1999 and the three and nine months  ended
         March 31, 1998                                                                               4
         Condensed Consolidated statements of Cash Flows for the nine months ended                    5
                           March 31, 1999 and 1998
         Notes to Condensed Financial Statements                                                      6-7

Item 2  Management=s Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               8-11


PART II   - OTHER INFORMATION

Item 1            Legal Proceedings                                                                   12
Item 2            Change in Securities                                                                12
Item 3            Defaults upon Senior Securities                                                     13
Item 4            Submission of Matters to a Vote of Security Holders                                 13
Item 5            Other Information                                                                   13
Item 6            Exhibits and Reports on Form 8-K                                                    13


                         PART I - FINANCIAL INFORMATION

Item I Condensed Consolidated Financial Statements
MSU Corporation
Condensed Consolidated Balance Sheets  (Unaudited)

                                     ASSETS
                                                                              March 31               June 30
                                                                                1999                   1998
CURRENT ASSETS
                                                                           $                      $
Cash and cash equivalents                                                      88,395                166,040
Prepaid expenses and other                                                     68,206                 79,411
                                                                           ----------             ----------
TOTAL CURRENT ASSETS                                                          156,601                245,451
EQUIPMENT, net of accumulated depreciation of $138,347 and
         $84,544 at March 31, 1999 and June 30, 1998 respectively             120,559                108,647

INVESTMENTS
                                                                            1,125,000              2,218,500
                                                                           ----------             -----------
TOTAL ASSETS                                                               $1,402,160             $2,572,598
                                                                           ==========             ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
10% Convertible Notes                                                             -                2,299,750
Shareholders' advances payable                                                40,000               1,570,980
Accounts payable and accrued liabilities                                   1,311,269                 767,711
Related-party payables                                                        87,288                   7,681
                                                                         -----------              ----------
TOTAL CURRENT LIABILITIES                                                  1,438,556               4,646,122

LONG TERM DEBT (Note 3)
                                                                             690,000                       -

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' FUNDS
Common stock, $0.01 par value; 50,000,000 shares
authorized 23,128,377 and
16,590,237 shares issued and outstanding at
March 31, 1999 and June 30 1998 respectively                                 231,283                 165,902
Additional paid-in capital                                                 9,956,995               5,287,790
Cumulative translation adjustments                                            56,938                  10,046
Net unrealized loss                                                       (1,790,000)               (696,500)
Accumulated deficit                                                       (9,181,612)             (6,840,762)
                                                                         ------------           -------------
TOTAL SHAREHOLDERS' FUNDS (DEFICIT)                                         (726,396)             (2,073,524)
                                                                         ------------           -------------
TOTAL LIABILITIES AND
SHAREHOLDERS' FUNDS                                                       $1,402,160              $2,572,598
                                                                         ===========             ===========



            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Operations

(Unaudited)

                                            Three months ended                  Nine  months ended
                                                March 31,                           March 31
                                                  1999                 1998          1999             1998
                                                $                     $             $               $
REVENUES                                          (479)                1,582        9,329            11,005

EXPENSES
Cost of revenues                                 2,587                   934        6,895             7,245
Selling, general and
administrative and other                       545,702               314,731    1,017,169           963,138
Depreciation                                    19,806                18,578       57,517            37,560
Amortisation of deferred financing costs                             239,857                        691,236
Registration expenses                               -                     -        32,533                 -
Interest expense                                10,450                57,693      106,283           172,860
Research and development                       443,045               306,391    1,132,416         1,078,009
                                           -----------           -----------   ----------        ----------
         TOTAL EXPENSES                      1,021,590               938,184    2,352,813         2,950,049
                                           -----------           -----------   ----------        ----------
         OPERATING LOSS                     (1,022,069)             (936,602)  (2,343,484)       (2,939,044)

NON OPERATING INCOME
Interest income                                    (27)                   -          2634             4,554
                                           -----------           -----------   ----------        ----------
NET LOSS
                                           $(1,022,096)            $(936,602) $(2,340,850)      $(2,934,490)
                                           ===========           ===========  ===========       ===========

LOSS PER COMMON SHARE                          $ (0.04)               $(0.06)      $(0.12)           $(0.18)


WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                                 23,105,043            16,226,000    19,374,838       16,146,000

            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                      Nine months ended
                                                              March 31                   March 31
                                                               1999                        1998
                                                           $                         $

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                   (2,340,850)                (2,934,490)
Adjustments to reconcile net loss to net
cash used in operating activities                             985,412                  1,087,366
                                                        -------------              -------------
NET CASH USED IN OPERATING ACTIVITIES                      (1,355,438)                (1,847,124)
                                                        -------------              --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                               (69,429)                   (83,639)
                                                        -------------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                      720,270                    662,728
Repayment of promissory notes in cash                        (373,439)
Issuance of common stock for cash                           1,035,075                    435,499
Costs directly related to financing activities                (81,576)
                                                        -------------               -------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                  1,300,330                  1,098,227
                                                        -------------               -------------

EFFECT OF EXCHANGE RATE CHANGES                                46,892                     (3,617)
                                                        -------------               ------------

NET INCREASE (DECREASE) IN CASH                               (77,645)                  (836,153)

CASH AT BEGINNING OF PERIOD                                   166,040                    859,238
                                                        -------------               ------------
CASH AT END OF PERIOD                                         $88,395                    $23,085
                                                        =============               ============


            See notes to condensed consolidated financial statements

MSU Corporation
Notes to Condensed Consolidated Financial Statements


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at March 31, 1998, the results of its operations for three and nine months ended March 31, 1999 and 1998, and its cash flows for the nine months ended March 31, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1998. The results of the operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2  - SHAREHOLDERS' EQUITY

During the nine months ended March 31, 1999, the shareholders' deficit reduced by approximately $1,347,000. There was a net loss for the nine month period of approximately $2,341,000. The cumulative translation adjustment increased by approximately $46,000. There was an increase in the unrealized loss on the Company's investment in American Interactive Media Inc.,('IM') of $1,094,000.

During the period, the Company sold 2,000,000 shares of its common stock in private transactions for cash of $1,000,000; 95,857 shares were sold to Jeremy Simpson, a director, for cash of $33,200; 322,500 shares were issued to W P Holloway, a director, and the MSU Employee Trust, a trust in which Mr Holloway has an interest as the settler and as a beneficiary, in consideration for their forgiving loans to the Company of $161,250; 1,400,000 shares were issued to TXC Corporation in consideration for their forgiving the loan outstanding and due of $1,400,000; 2,568,418 shares were issued pursuant to conversion of $1,995,176 10% convertible promissory notes and outstanding interest thereon; 55,000 shares were issued to Forte Communications Inc. in full and final settlement of an amount claimed as due in respect of public relations and consulting services and 25,000 were issued to a consultant for services. In addition 2,500 shares were issued at $0.75 upon exercise of a warrant previously granted.

NOTE 3 - NEW CONVERTIBLE PROMISSORY NOTES

Through December 1998 and January 1999 the Company has issued new convertible secured promissory notes. $605,000 of these notes are convertible at any time at a conversion price of $3.00 for each $3.00 of promissory notes held. Conversion to take place on or before December 2001. To the extent that the loan notes are not converted they will be repayable at par in December 2001. Interest is due on these loan notes at between 6% an 10% per annum and will be paid up to December 2001 through the immediate issuance of shares of common stock at a price of between $0.72 and $0.75 per share.

In March 1999 the company issued $85,000 10% two year convertible secured promissory Notes on which interest for the entire term is to be prepaid by the issuance of 17,000 shares of common stock. The company has the right to prepay the Notes in full at any time up to and including June 30, 2001. In the event that the company makes such an offer, each noteholder will have the option to convert the Note in whole or in part into a number of shares of common stock, to be determined by dividing the dollar amount of the Note to be converted by $2.00 per share, with the balance of the Note, if any, to be paid in cash by the company if the noteholder elects to convert less than the remaining principal balance on the Note. After June 30, 2001, each noteholder will have the right to convert, in whole or in part, the then outstanding balance remaining on his Note into shares of the company's common stock. If at any time during the term of the Notes the market value of the company's common stock equals or exceeds $4.00 per share for a period of 20 consecutive days, the Notes will then automatically convert into shares of the company's common stock at a rate of $4.00 per share. The Notes will be partially secured by (i) 500,000 shares of common stock of American Interactive Media Inc. held by the company, (ii) 3,000,000 shares of the company's common stock owned by Wynford Peter Holloway (the chairman and chief executive officer of the company) and the MSU Employee Trust; and (iii) 250,000 shares of the company's common stock held by W D Snowdon, a director and the secretary of the company.

Since March 31 1999 a further $150,000 10% convertible secured promissory notes have been issued on the same terms as above.

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

The Company operates primarily through MSU (UK) Limited which is principally engaged in the design and development of computer chips and chipsets principally for use in high volume electronic products. Most of the company's chips incorporate multiple functions, thereby eliminating the need for multiple chips and permitting a more efficient printed circuit board design and a diminished risk of malfunction and error at a lower cost.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At March 31, 1999 there was an accumulated deficit of $9,181,612 and an unrealized loss in respect of its investment in AIM of $1,790,000. Additionally the Company has had recurring negative cash flows from operations.

The Company expects that it is likely to incur net losses at least through to the end of fiscal 1999 as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond fiscal 1999 if anticipated revenues from licensing fees and royalties in respect of sales of the proprietary television set top Internet Access devices, development fees and royalties in respect of sales of the Envoy chip, or royalties and conditional and forecasted purchase orders of customised television set top Internet Access Devices are not realized. Such conditional and forecasted purchase orders in respect of the television set top Internet Access Devices assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised television set top Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 1999 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

During the nine month period ended March 31, 1999 significant software modifications to the television set top Internet Access Device were completed and the Company has announced the commencement of production samples of the latest 4 megabyte version of the proprietary television set top Internet Access Device (recently renamed 'Web2u'). The Company is continuing to develop the main component of the television set top Internet Access Device, the ISP Chip, which will provide enhanced Internet features. In addition, the development of the Company's Envoy chip is continuing and the Company considers that commercial sales could commence in fiscal 2000.

The Company's strategy can be segmented into three specific areas; people, processes and products. The company anticipates that this three-fold focus will enable it to attack aggressively the Internet related products market.

In order to support this strategy, the company anticipates that if revenues from trading operations are not generated in the coming months, it will, at least in the short term, have to continue to fund its operations through private sales of equity securities to and/or borrowings from third parties, to the extent that such sources of capital are available to the company.


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


Results of Operations

Comparison of the three and nine months ended March 31, 1999 to the three and nine months ended March 31, 1998

The Company has no customers to date that frequently and systematically purchase its products or retains its services. Revenues for the three and nine months ended March 31, 1999 decreased over the same periods of 1998 by $2,061 and $1,676 respectively. Comparison with the previous periods however is not meaningful as in these periods, apart from the sales of a small number of samples, there were no revenues generated as the Company continued to concentrate its efforts on further software and hardware developments of its television set top Internet Access Devices, and the Envoy chip.

Costs of revenues for the three months ended March 31, 1999 increased over the same period in 1998 by $1,653; and for the nine months ended 31 March 1999 decreased over the same period in 1998 by $350. The cost of revenues fluctuate due to variations in gross margins as between chip sales, support services and development services; however, because of the limited number of sales in the three and nine months ended March 31, 1999 comparison with 1998 is not meaningful.

Research and development expenses generally consist of expenditure related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, the television set top Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three months and nine months ended March 31, 1999 research and development expenses were $136,654 and $54,407 more than in the corresponding periods in the previous year. As mentioned above, as the revenues generated in the three and nine months ended March 31, 1999 were negligible, comparison of research and development expenditure as a percentage of revenues for the respective periods is not meaningful. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

Selling, general and administrative and other expenses for the three and nine months ended March 31, 1999 increased over the same period of 1998 by $230,971 and $54,031 respectively. The increase in the three and nine months ended March 31, 1999 is primarily due to the non-recurring costs of an external review of the company's objectives and strategy, and to the consequent management re-organisation, of approximately $250,000. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent and occupancy costs; and professional fees.

Interest expense for the three and nine months ended March 31, 1999 was approximately $47,000 and $66,000 lower than in the corresponding periods for the previous year as a significant proportion of the 10% Convertible Notes were either repaid or converted in November and December 1998

The costs incurred in 1997 associated with the financing of the 10% Convertible Notes were amortised over the period to June 30, 1998. Consequently there is no expense in the three and nine months ended March 31, 1999.

The company has received a late invoice for $32,533 in respect of printing costs incurred in respect of the Registration Statement which was filed in 1997 and then withdrawn in 1998. The Company believes that a retention for registration expenses which was made in June 1997 by the attorneys acting for the 10 % Note holders, together with other amounts held back in an Escrow Account, should be sufficient to cover this liability. However as the Company has not yet been able to ascertain the amount of the funds still held in the Escrow Account, as a matter of prudence, provision has been made for this amount in these financial statements.

Liquidity and Capital resources

The Company has financed its operations through private sales of equity and debt securities.

For the nine month period ended March 31, 1999 cash used in operating activities of approximately $1,355,000 was primarily attributable to the Company's net loss for the period of $2,341,000 which was funded in part by (i) an increase in accounts payable and accrued liabilities of $542,000; and (ii) an increase in the amounts owed by related parties of $80,000 which arose as a result of the directors not taking salaries owed to them for the period. Cash flows from investing activities of approximately $69,000 during such period related mainly to the acquisition of computer equipment.

Cash flows from financing activities of approximately $1,300,000 were mainly attributable to issues of new convertible promissory notes of $690,000; $1,035,000 from sales of common stock; less $374,000 which was used to repay outstanding 10% convertible promissory notes and costs directly associated with financing activities of approximately $82,000.

At March 31, 1999 the Company's principal source of liquidity was approximately $88,000 in cash. Since March 31, 1999 additional liquidity has been provided from the sale of a further $150,000 loan notes.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 1999 will be insufficient to meet its cash needs for working capital and capital expenditures for remainder of fiscal 1999. The Company is however actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. Even assuming such additional financing, there can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

Year 2000 Compliance Issues
The Year 2000 computer problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the company does not anticipate that any significant modification or replacement of the company's software will be necessary for its computer systems to utilise properly dates beyond December 31, 1999 or that the company will incur significant operating expenses to make any such computer system improvements. Also, none of the products designed by the company which are currently in manufacture utilise date-sensitive chips. The company is not able to determine, however, whether any of its suppliers, lenders, customers, or service providers will need to make any such modifications or replacements or whether the failure to make such software corrections will have an adverse effect on the company's operations or financial condition. Although it is management's belief that the failure by such entities to make required software corrections could have a material adverse effect on the company's operations or financial condition, management is not able to estimate the amount of such adverse effects, if any. The company is in the process of assessing the status of these entities' Year 2000 compliance.

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

On December 15, 1997 the Company received a complaint which was filed in New York State Superior Court, New York County, by Forte Communications, Inc., alleging damages in the amount of $112,800 for public relations and consulting services and expenses rendered by Forte to the Company. The action was subsequently settled in January 1999 by the company agreeing to issue, to Forte, 55,000 shares of common stock for those services.

Item 2 - Changes in securities

In November 1998 the Company sold, in private transactions, 2,000,000 shares of its common stock for cash of $1,000,000. In addition the acquirors of the shares were granted warrants entitling them to subscribe for a further 1,000,000 shares of common stock at $0.50 per share at any time up to October 2003.

In October 1998 Mr W P Holloway and the MSU Employee Trust (of which Mr Holloway is the Settler and a beneficiary) acquired 332,500 shares of common stock in exchange for forgiveness of a loan to the Company of $166,250. The conversion price of $0.50 was the market price at the date the agreement to the conversion was made.

In December 1998 Jeremy Simpson, a director, who had made a loan to the Company of $33,200 in September 1998, exercised his right under the loan agreement to convert the loan into 95,857 shares of common stock at the market price ruling on the date of the loan (September 25, 1998). In addition, as further consideration for the loan, Mr Simpson was granted an option to subscribe for a further 105,857 shares of common stock at $0.35 per share at any time up to 24 September 2001.

Through the period ended March 31, 1999 $1,926,311 of the 10% convertible notes, together with outstanding interest thereon, were converted into shares of common stock at an exercise price of $0.75 each as a result of which a further 2,637,283 shares were issued in the nine month period ended 31 March, 1999.

In December 1998 1,400,000 shares were issued to TXC Corporation in consideration for their forgiving the loan outstanding and due of $1,400,000.

In January 1999, 55,000 shares of common stock were issued to Forte Communications Inc., in consideration for the settlement of their claim against the company which is referred to in Item 1 above.

In January 1999, the company agreed to issue 25,000 to a consultant for services rendered to the company.

In January 1999 2,500 shares of common stock were issued at $0.75 per share pursuant to the exercise of a warrant

Item 3- Defaults upon Senior Securities

         None

Item 4   -Submission of Matters to a Vote of Security Holders

         None

Item 5   -Other information

         None

Item 6 -Exhibits and Reports on Form 8-K

         None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                                          MSU Corporation
                                                             (Registrant)

Date:    May 14, 1999
                                         /s/ R H Phillips, Vice President
                             (Principal Financial and Accounting Officer)