Form 10-K
period 1999-06-30
MSU CORP
filed 1999-10-13
CIK 798952

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended   June 30, 1999
                          -----------------

                                       OR


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  ---------------

Commission File Number 33-28622-A
                      ------------


                                 MSU Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            22-274288
--------------------------------                       --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                        Elder House, 526-528 Elder Gate,
                     Central Milton Keynes, MK9 1LR, England
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


Registrant's telephone number, including area code: 441908232100
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                           --------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No       .
                                      -------  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 30, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the closing price for such stock as reported by Commodity Systems, Inc. through Yahoo! Finance, was $52,388,994.



As of August 31, 1999, the registrant had issued and outstanding 25,240,748 shares of Common Stock.

October 5, 1999

                                 FORM 10-K INDEX

                                     PART I

ITEM 1.         BUSINESS

ITEM 2          PROPERTIES

ITEM 3          LEGAL PROCEEDINGS

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                    PART II

ITEM 5          MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                   COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 11.        EXECUTIVE COMPENSATION

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K

                                     PART I

ITEM 1 .        BUSINESS

Business Development

         MSU Corporation, formerly Capital Acquisitions Company ("Capital Acquisition"), was incorporated in Florida in 1986. MSU Corporation conducted no substantive business until October 1994 when all of the outstanding shares of MSU Public Limited Company, an England and Wales company formed under the Companies Act of 1985 ("MSU PLC") were exchanged for Capital Acquisition shares (the "Exchange"). The Exchange was treated for financial reporting purposes as a reverse acquisition or purchase of Capital Acquisition by MSU PLC. MSU PLC in turn owns all of the outstanding shares of Web 2 U Limited, formerly called MSU
(UK) Limited, ("Web 2 U Limited"), an England and Wales company formed under the Companies Act of 1985. MSU Limited was formed in March 1991 and commenced operations in March 1992. MSU Corporation's business is based in the United Kingdom and is conducted almost exclusively by MSU Limited, its second tier subsidiary. In February 1997 MSU US Operations Inc., a North Carolina corporation and a wholly owned subsidiary of MSU Corporation ("MSU US") was formed to act as a sales company, in the United States, marketing and selling products developed by MSU Corporation; however it has remained dormant since its incorporation.

         Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" refer to MSU Corporation, MSU PLC, Web 2 U Limited and MSU US. Unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of September 1999.

Exchange Rates

         MSU PLC and Web 2 U Limited conduct a significant amount of their operations in pounds sterling. References to $ in this Annual Report on Form 10-K are to US dollars and in many instances represent translations of pounds sterling into dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such dollar amounts. Unless otherwise stated, the translations of pounds sterling into dollars have been made at the average rate for the year indicated. The following table sets forth, for the periods indicated, certain information concerning the rates of pounds sterling per dollar:

Fiscal year ended         At end of        Average
    June 30                period          Rate(1)        High(2)      Low(2)
-----------------------------------------------------------------------------
 1995                       .63             .63            .65          .61
 1996                       .65             .65            .64          .61
 1997                       .60             .62            .64          .59
 1998                       .60             .60            .62          .60
 1999                       .63             .61            .63          .60

(1) Represents the average of the rates on the last day of each month during the relevant period.
(2) represents the highest and lowest rates used in the average rate calculation.

General Overview

         The Company designs and develops computer chips and chipsets principally for use in high volume consumer electronics products. Most of the Company's chips can perform multiple functions, thereby eliminating the need for multiple chips and permitting a more efficient printed circuit board design and a diminished risk of malfunction and error at a lower cost.

         The Company also develops prototype electronic products with particular emphasis on prototype consumer electronic products. The prototype electronic products developed by the Company are almost exclusively based on the Company's proprietary chips and chipsets. These prototype products are used for demonstration and marketing purposes in connection with presentations before consumer electronic manufacturers and others with an interest in the Company's chip technology and products.

         To date, the Company has developed numerous consumer electronic products on its own behalf and as a result of development contracts or arrangements with manufacturers based in China, Taiwan, Germany, the United States, Hong Kong and the United Kingdom. These contracts have typically provided for the payment of development and/or license fees to the Company and royalties on sales of products utilizing the Company's chips or chipsets.

         During the year ending June 30, 1997 sales of Internet Access Devices by one of the Company's joint venture partners, Mitac, Inc., a Taiwanese corporation ("Mitac") commenced and further sales were made in the year ended June 30, 1998, but to date only about 15,000 devices have been shipped. In the year ending June 30, 1999 no sales, other than a few samples, were made as the Company concentrated its efforts on further software developments of its proprietary Internet Access Device.

         On May 6, 1998 the Company entered into a licensing agreement with American Interactive Media Inc. ("AIM") whereby the Company granted to AIM a world-wide non-exclusive license in respect of the MSU proprietary intellectual property relating to the Internet Access Device. The consideration for the license was $1,150,000 in cash and 560,000 restricted shares of common stock in AIM of which 60,000 shares were issued directly to Capital Bay Securities and Daybreak Fund LLC in settlement of the short term funding received of $314,985, together with accrued interest and other fees owing.

         Other than in the very limited circumstances as described more fully herein no products developed pursuant to development arrangements have been sold and no royalties have been received. In most instances, the Company has no control over a third party's manufacturing, marketing or purchasing decisions, and accordingly there can be no assurance that any developed products will be manufactured, marketed or sold. In fiscal 1998, the Company's revenues were derived almost entirely from license fees. In fiscal 1999, apart from a very small amount of income mostly derived from sample sales, the Company had no income.

          In October 1993, MSU Limited entered into several agreements with IBM pertaining to the development of software and hardware for consumer multimedia units using the Slipstream ASIC Chip - version 4.5. See "BUSINESS- Chip Technology." In April 1995, after all development projects contemplated by the agreements had been completed IBM advised the Company that it had determined not to pursue, at that time, the consumer multimedia product market and that it would not announce prior to July 1995 a product using the intellectual property developed by the Company in conjunction with and licensed to IBM. IBM retains a non-exclusive licence to use such intellectual property. Additionally any major enhancements to and replacement of such intellectual property as well as other technology developed by the Company must be offered first to IBM in writing. The Company has offered its prototype Internet Access Device and related ISP Chip technology to IBM and IBM has advised the Company of its rejection of such offer. The Company has not yet offered the Envoy Chip or the Wynpeg Chipset to IBM.

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

         The Slipstream ASIC Chip-version 4.5 is available in silicon. The Company's prototype generic (Video) CD Player is based upon the Slipstream ASIC Chip. See "BUSINESS- Prototype Products."

         Internet Services Processor ("ISP Chip"). The ISP Chip is a version of the Slipstream ASIC Chip designed for use in Internet products such as the Company's Internet Access Device, Web2u. See "BUSINESS-Products". Prior prototype Consumer Internet Access Devices used the Slipstream ASIC Chip. The ISP Chip provides more Internet related features (at a lower cost) than the Slipstream ASIC Chip. The ISP Chip is a graphics and sound processor which also provides interfacing and logic for the CPU and system memory. The ISP3 Chip is available in Silicon. The Company is in the early specification stages of development of an ISP4.

         For the ISP4, the Company plans to license an MPEG 11 core which will provide a low cost solution to multi-media set top application focused on the fast converging broadcast and telecommunications markets. In addition, the Company currently anticipates that ISP4 will incorporate an advance Reduced Instruction Set Processor ("RISP") which will not only improve product performance dramatically but will remove the Company's reliance on third party microprocessor suppliers, such as Intel and AMD, to further reduce the cost.

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

         M-Peg Chipsets ("Wynpeg Chipsets"). The Wynpeg Chipset incorporates the Slipstream ASIC Chip and another non-proprietary chip that implements the decoding standards of the Motion Picture Experts Group ("M-PEG"). M-PEG is an international standards body that defined a world-wide standard for the compression of video data called Philips White Book Video M-PEG Standard. The Company's Wynpeg chipset is capable of decompressing video signals in accordance with such standard. The Company intends to develop a version 2 of the Wynpeg Chipset as part of the ISP program and the MPEG11 decoder to reduce the costs of the set top box and enable development of cable ready boxes.

Products

         Generic (Video) CD Player. The prototype Generic CD Player, based on the Slipstream ASIC Chip, is a multi media product capable of use as a video CD player, audio CD player, and for a photo CD and Karaoke. This CD based multi media product consists of a conventional CD player equipped with an internal audio amplifier; a karaoke function which has the ability to run stereo sound track and produce graphics on the screen with overlaying text for lyrics; and a photo CD compatible with standard photo CDs and capable of supporting Kodak multi session- photo CDs. The prototype Generic CD Player operates with a standard television set.

         The Company has utilised the prototype Generic CD Player for demonstration purposes only. Specific products were designed and developed in connection with development contracts with two manufacturers in Taiwan and China, respectively. To date, no products have been manufactured for sale.

         Internet Access Device. The Company's Internet Access Device, Web2u is a low cost, easy to use, small set top device which provides access to the Internet and on-line services via a telephone connection, standard television set and a hand held remote control unit. A keyboard is available at an additional cost to the consumer. Access to the Internet and on-line services is conventionally via PCs, which represent both a cost and technology barrier to many consumers. The most recent Internet Access Device is based on the ISP Chip-version 2. It is anticipated that future generations of the Internet Access Device will be based on the ISP Chip-version 3 or future generations and derivations.

         The Company has developed and is continuing to modify the software contained in its Internet Access Device. The software is stored on memory chips and hard coded in the prototype Internet Access Device. The software enables users to interact with the Internet via its e-mail and browser functions. During the year ended June 30, 1999 significant software modifications to the Internet Access Device were completed. It is possible for software updates to Internet Access Devices sold and in use to be accomplished by downloading software via the Internet or from a licensed on-line or Internet service provider. Although steps will be taken by the company to protect its software from unauthorised modifications, there can be no assurance that unauthorised modifications will not occur.

         The Company's ISP Chip Internet Access Device has been demonstrated internationally to manufacturers and others. The Company has experienced significant interest in this Internet Access Device and related technology. The Company has entered into contracts with American Interactive Media, Inc. a US corporation ("AIM"), Mitac and Shanghai Thakral Electronic Industries Corp. ("Thakral") for the development, manufacture and sale of customised Internet Access Devices. During fiscal 1997 and 1998 approximately 15,000 devices were manufactured and sold by Mitac, either to commercial customers or were purchased from Mitac by the Company and sold as production samples to other potential customers.

         In 1999, 500 devices incorporating the latest software release were manufactured by Thakral, many of which are currently being used as production samples by a number of potential customers. A production order for a further 5,000 devices was placed by the Company with Thakral in August 1999.

         No production samples have been approved by customers; however, the Company has received no indication of any material problems with such samples. There can be no assurance that the final production samples will be approved by either of these two companies or any other third parties, that orders once placed by a third party will not be cancelled, or that any products will be manufactured or sold to any third party.

         The Company had an agreement with Mitac which granted a non-exclusive license to Mitac to manufacture and sell the Company's Internet Access Device, including the ISP Chipset and software. The agreement also provided for a royalty payment by Mitac in addition to sharing the profits from product sales. The agreement was mutually rescinded during fiscal 1999, and the Company no longer licenses to Mitac.

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

         The agreement with Thakral grants a non-exclusive license to Thakral to manufacture and sell the Company's Internet access device using the ISP Chip set, the related software and all related intellectual property. The agreement provides for the sale by Thakral of the finished and packaged Internet access devices to MSU and/or its OEM. MSU is to make payment for the supply of the Internet access devices to it or its OEM customers by irrevocable letter of credit in favor of Thakral price in the amount of each purchase order. MSU agrees to supply Thakral with ISP Chip Sets at a fixed price per set during the term of the agreement.

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

Strategy

         The Company's strategy can be segmented into three specific areas: people, processes, and products. The Company anticipates that this three-fold focus will enable it to attack the Internet related products market aggressively.

People

         The early focus of the Company was driven more by product design than by organizational structure. The Company has begun to reshape its organization to make it function more in line with successful technology based companies. By adding key members to its existing management team, intends to strengthen three areas: overall management of the Company, product development and market understanding and product positioning.

Process

         Secondly, the Company is instituting critical processes around management controls and product development. The Company believes that management controls will enable it to clearly define its financial and technology development targets. The Company also believes that formalized product development processes will allow the Company to routinize its existing product development process, leading to increased utilization of its innovation resources.

Product

         Finally, the Company has decided to focus its products around Internet based communication devices. The strategy here is two-fold: firstly, to launch the Company's next generation television set top Internet Access Device, and secondly, to drive down the existing price level. The Company believes it has an advantage in that it develops proprietary integrated chipsets which allow it to reduce the number of standard chips, thereby, driving down the overall product cost.

         In order to support this strategy, the Company anticipates that if revenues from trading operations are not generated in the coming months, it will, at least in the short term, have to continue to fund a significant portion of its operations through private sales of equity securities to and/or borrowing from third parties, to the extent such sources of capital are available to the Company. These sources of capital may not be available to the Company, which would hamper the Company's progress and have a material adverse effect on its financial condition.

         The markets for the Company's products have only recently begun to develop, are rapidly evolving and are highly competitive, with substantially all competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. The Company may not be successful in addressing any of the foregoing risks or in implementing its strategy. The Company also may not achieve profitability or be able to continue as a going concern. See Report of Independent Auditors and Company's financial statements appearing elsewhere in this document.

Support Services

         The Company has provided and will continue to provide consulting and other development services pursuant to contracts entered into with consumer electronic manufacturers and others. Company employees assist in, among other matters, identifying trends in consumer preference and generating new product ideas. The Company is involved in the development of software compatible with certain of its products and intends to offer technical support to consumers of its products and hardware and software engineers; however, such activities may not result in profits to the Company.

Supply and Manufacturing

          It is anticipated that United Micro Corporation, a Taiwanese chip manufacturer, will manufacture the majority of the ISP Chip-version 2 to be used in the customised Internet Access Device proposed to be manufactured by Thakral and the Envoy chip. The Company has no written agreement with United Micro Corporation. See "BUSINESS Products-Consumer Internet Access Device". To date the Company has not experienced any significant problems obtaining the requisite number of chips for its operations although its demands have been relatively small. The Company has commenced discussions with additional manufacturers for the production of additional chips and chipsets should the need arise. Should demand for the Company's chips and chipsets increase significantly, the Company may not able to meet such demand, which could have a material adverse effect on the Company. Arrangements with new manufacturers could result in substantial delays, engineering charges and additional expense.

         The Company has set up manufacturing with Thakral in China. Should this not proceed, the Company would be adversely affected in the short term, although there are other companies which can manufacture the Internet Access Device. Thakral is a major Asian consumer company, and sales in China are only possible with local manufacturing facilities.

Research and Development

         Since 1992, the Company has been engaged in developing its own chips and prototype products. It has done so independently and pursuant to research and development arrangements. Research is conducted at the Company's facilities located in Milton Keynes and Newmarket, England through engineers and programmers employed by it as well as independent contractors. During the fiscal years ended June 30, 1997, 1998 and 1999, the Company expended approximately $1.4 million, $1.4 million and $1.6 million, respectively, on unreimbursed research and development (which exclude all overhead costs other than employee, independent contractor, development tool and prototyping cost), all of which has been expensed.

         The multimedia, consumer electronics, computer and hardware and software industries are characterised by rapidly changing technology, evolving industry standards and frequent introductions of new products. The broad array of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until one or more such technologies gain widespread acceptance. The Company's success will depend upon its ability to anticipate such technological changes, adapt its products, introduce competitive products with features that meet changing customer requirements, and remain competitive in terms of price and product performance. The Company may not be able to meet any of these demands. Any material failure of the Company to meet any of these demands would adversely affect the use and acceptance of the Company's chips and chipsets and the introduction and sale of products using the Company's chips or chipsets, and would increase the likelihood that competitive products would become broadly accepted. There can be no assurance that the Company will successfully anticipate technological changes or that products developed by others will not render obsolete or commercially unviable the Company's chips and chipsets and the products using such chips and chipsets.

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

         No assurance can be given that any patent will issue from any application that may be filed, or that if a patent does issue, the claims will be sufficiently broad to provide effective legal protection or monopoly. In addition, any patent issued to the Company may be challenged, invalidated or avoided by design-around efforts. The rights granted under any such patent may not provide the desired competitive advantages to the Company. The Company's competitors may independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies, or the Company's patents may be subservient to other dominant patents. Accordingly, the Company may be unable to protect certain technology relating to its chips.

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

         The Company has registered and/or applied for trademarks for the names:

         (i) Wynpeg in the United Kingdom (Reg. No. 1572811, effective May 21
1994), Hong Kong (Reg. No. 06937/96, effective December 20, 1994), Taiwan (Reg. No. 00708445, effective April 1 1996) and the United States (Reg No. 74/718836, effective March 25, 1997).

         (ii) Slipstream in the United Kingdom (Reg No. 2114009).

         (iii) Web 2U (applications) in the United Kingdom (App. No. GB219254), dated March 23, 1999, China (App. No. CN99000 4550), dated April 29, 1999, European Union (App. No. EM1138221), dated April 10, 1999, Hong Kong (App. No. HK99/04522, dated April 13, 1999, Japan (App. No. JP44644/99, dated May 24, 1999, Singapore (App. No. T99/038960), dated April 21, 1999, Taiwan (App. No. TW88023575), dated May 18, 1999 and the United States (App. No. US75/694832), dated April 30, 1999.

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

         There can be no assurance that these trademark registrations will be accepted or, if accepted, will not later be cancelled or invalidated or that the Company's rights will not be subject to rights of prior users. The Company relies heavily on trademark protection under common law. Such common law rights may be limited or invalidated by third parties.

Employees

         The Company has 20 employees, including four executive officers, two business development personnel, twelve technical personnel and two administrators. The Company uses independent contractors for certain research and development matters.

         The Company is highly dependent on the experience of certain key personnel including certain of its executive officers and computer programmers, designers and engineers who contribute to the development and production of the Company's chips, chipsets and other products. If the Company were to lose the services of one or more of these key employees, before a qualified replacement could be obtained, its business could be materially adversely affected. The Company has entered into employment contracts with Messrs. Holloway, Snowdon and Phillips which restricts certain of their activities for one year after departure from the Company. See "EXECUTIVE COMPENSATION - Employment Agreements".. The Company has no current plans to obtain key-man insurance on its key personnel. The multimedia, consumer electronics and computer industries are characterised by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel, whether for replacement purposes or for new positions, necessary for the Company's growth and success.

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

Competition.

         The market for multimedia, consumer electronics, computer and Internet products is highly competitive. Numerous competitors have commercialised, are developing or are expected to introduce hardware, software and other products that are or may be directly competitive with the Company's products. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company as well as substantially larger research and development staffs and facilities. These companies also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. The Company also believes that Motorola, Inc., Sony Corp. and Cirrus Logic Inc., may be developing chips competitive with the Company's chips. Additionally numerous companies such as Web TV, ViewCall, Oracle, Sun Mircosystems, Microsoft and IBM are involved in the development, sale and/or provision of Internet access devices or alternative means of permitting access to the Internet, all of which do or could compete with the Company's Internet Access Device. Competitive factors could result in price reductions or increased spending on product development, marketing and sales that would adversely affect the Company's ability to compete and to be profitable. Accordingly, the Company may not be able to compete successfully against its present competitors or potential competitors and such competition may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that any of the Company's competitors are able to develop products similar to the Company's products which become the industry standard, such competitors will have a competitive advantage over the Company.

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

Variability of Operating Results

         If the Company is able to generate significant revenues, the Company expects that its operating results will fluctuate as a result of changes in composition of its revenues, the occurrence and timing of new product introductions, if any, by third parties that it develops products with, and the Company's expenditures on research and development. Should the Company derive revenue from sales of its chips and chipsets to and/or royalties or licence fees from third parties, based on the sale of products utilizing the Company's chips and chipsets, the Company's revenue will vary with demand for such products. Any revenue may be affected by the seasonal nature of the market for consumer electronics, multimedia and computer products. Such demand may increase or decrease as a result of a number of factors that cannot be predicted and which are not within the Company's control, such as consumer preferences and product announcements by competitors.

         Modification of Auditors' Opinion; Going Concern. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements as of June 30, 1999, 1998, and 1997, which states 'the Company has suffered, and continues to suffer, significant losses from its operations, has an accumulated deficit, continues to have negative cash flows from operations and currently has a very limited customer base. These factors, among others, raise substantial doubt about its ability to continue as a going concern.' See 'FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS'

         International Operations and Changes in Exchange Rates. The Company has entered into contracts with manufacturers located in the United States, Taiwan, Hong Kong, Germany and the Peoples Republic of China. The Company's international operations will subject it to various government regulations, export controls and the normal risks involved in international operations and sales. A majority of the Company's revenue to date has been received in US dollars; however, the Company's main operating subsidiary conducts business in pounds sterling. Any decline in the value of pounds sterling against the US dollar will have the effect of decreasing the Company's earnings when stated in US dollars. The Company currently does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations and does not intend to do so in the immediate future.

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

         The Company's interests may be adversely affected by the economic environment in China. The economy of China differs significantly from the economy of the United States and western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self sufficiency, rate of inflation and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities.

         In recent years, China's economy has registered a high growth rate from time to time which can bring about an increase in the rate of inflation. In response, the Chinese government has taken measures to curb the excessive expansion of the economy. These measures can included devaluations of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit and limited recentralization of the approval process for purchase of some foreign products. There can be no assurance that austerity measures taken by the Chinese government will succeed in slowing down the economy's excessive expansion nor control inflation, or that they will not result in severe dislocations in the Chinese economy in general. This could drive up costs to manufacture the Company's Internet Access Device in China. To further combat inflation, the Chinese government may adopt additional measures, including the establishment of freezes or restraints on certain projects or markets, which may have an adverse effect on the Company's operations.

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

         Hong Kong. The Company may be materially adversely affected by factors affecting Hong Kong's political situation and its economy or in its international political and economic relations. Hong Kong was a British Crown Colony, but sovereignty over Hong Kong was transferred to China on July 1, 1997 and Hong Kong became a Special Administrative Region ("SAR") of the People's Republic of China ("PRC"). As provided in the Sino-British joint declaration on the question of Hong Kong and the Basic Law of the Hong Kong SAR of the PRC ("the 'Basic Law"), the Hong Kong SAR shall have a high degree of autonomy except in foreign affairs and defense, Under the Basic Law, the Hong Kong SAR is to have its own legislature, legal and judicial system and economic autonomy for 50 years. Although, based on current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty over Hong Kong will have a material adverse effect on the Company's business, financial condition or results of operations of the Company in the future, there can be no assurance as to the continued stability of political, economic or commercial conditions in Hong Kong.

         The Company has been advised that no treaty exists between Hong Kong and the United States providing for the reciprocal enforcement of foreign judgements. However, the courts in Hong Kong are generally prepared to accept a foreign judgement as evidence of a debt due. An action may then be commenced in Hong Kong for recovery of this debt.

Volatility of Stock Prices

         During the year ended June 30, 1998 the Company acquired an interest in 560,000 restricted shares of common stock in AIM of which 60,000 were transferred to satisfy liabilities amounting to approximately $350,000. At the date of this report on form 10-K, the Company is still holding 500,000 restricted shares of common stock in AIM. The trading price of this common stock could be subject to significant fluctuations in response to variations in operating results and from other factors. AIM has in the past experienced such volatility. In addition, the stock markets in the United States have, from time to time, experienced significant price and volume fluctuations that are unrelated or disproportionate to the operating performance of individual companies. While the Company sees its investment in AIM as being a long term investment and has no immediate intentions to dispose of this investment, there can be no assurance that value of the investment will be maintained. The AIM stock has been pledged as collateral against $505,000 in promissory notes issued by the Company in December 1998 and January 1999.



ITEM 2.   PROPERTIES

         The Company presently leases:

         (i) Approximately 2,900 square feet of office space at Elder House, 526-528 Eldergate, Central Milton Keynes, MK9 1LR, England. The lease is for a five year term expiring March 21, 2001 and provides for an annual rental of $45,700. The Company is also responsible for taxes, insurance and service charges which should approximate, in the aggregate, to $36,000 annually. Management believes that this leased facility is suitable and adequate for its intended use, although as the Company grows, it intends to seek further facilities.

         (ii) Approximately 435 square feet of office and laboratory space at 8 Kings Court, Willie Snaith Road, Newmarket, England. The lease is for a three year term expiring February 9, 2000 and provides for an annual rent of $7,470. The Company is also responsible for taxes, insurance and services charges which should approximate, in the aggregate, to $4,150 annually.


ITEM 3    LEGAL PROCEEDINGS

         On December 15, 1997, the Company received a complaint which was filed in New York State Superior Court, New York County, by Forte Communications Inc., alleging damages in the amount of $112,800, for public relations and consulting services rendered by the plaintiff to the Company. The action was subsequently settled in January 1999 by the Company agreeing to issue to Forte 55,000 shares of common stock for those services.

         The Company has no access to a significant portion of its corporate records, other than drafts and copies of certain documents, for the period from approximately September 1994 through December 1995, making it difficult to conclude that certain corporate matters were properly effected. The Company believes matters were effected properly; however it cannot confirm this with total certainty. The corporate records are currently in the possession of one of the Company's former New York law firms which has refused, upon demand, to release such records until amounts allegedly due such law firm are paid. The Company disputes the amount allegedly due this firm based on the Company's belief that it was billed for many matters that were not authorised by the Company

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since May 24, 1995, bid and ask quotations of the Company's common stock have been reported by the OTC Bulletin Board. From November 2, 1994 through May 24, 1995 there was no established public trading market, although bid quotations were reported sporadically in the pink sheets published by the National Quotation Bureau and on the OTC Bulletin Board. The Company's Bulletin Board symbol is MUCP. The following table sets forth the range of high and low bid quotations without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                  Range of Bid Information
                                                  -------------------------
                                                    High              Low
                                                    ----              ---
Fiscal Year ended June 30, 1999:
         Quarter ended June 30, 1999               $  7.12           $1.30
         Quarter ended March 31, 1999              $  2.94           $1.00
         Quarter ended December 31, 1998           $  1.56           $0.40
         Quarter ended September 30, 1998          $  1.56           $0.34

Fiscal Year ended June 30, 1998:
         Quarter ended June 30, 1998               $  1.50           $0.65
         Quarter ended March 31, 1998              $  1.60           $0.60
         Quarter ended December 31, 1997           $  3.10           $2.40
         Quarter ended September 30, 1997          $  4.10           $2.40

Fiscal Year ended June 30, 1997:
         Quarter ended June 30, 1997               $  4.19           $1.75
         Quarter ended March 31, 1997              $  6.87           $2.25
         Quarter ended December 31, 1996           $ 10.50           $4.50
         Quarter ended September 30, 1996          $ 11.31           $7.87


         On August 31, 1999, there were approximately 297 stockholders of the Company's common stock, including holders of record and participants in security position listings, but excluding those shares of common stock held in street name.

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

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data has been derived from the financial statements of the Company. The financial statements for each of the fiscal years in the five-year period ended June 30, 1999 have been audited by Moore Stephens Lovelace, P.A., independent certified public accountants. The following selected financial data should be read in conjunction with and are qualified in their entirety by the MSU Corporation consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-K.

                                                                   Fiscal Years Ended June 30
                                              1999            1998            1997           1996             1995
                                            ------------------------------------------------------------------------
                                                         (in thousands of dollars, except per share data)
Income Statement Data

Total Revenue                              $     32         $ 4,179         $ 1,480         $   393         $ 1,596

Profit (Loss) from operations                (3,496)            286          (2,113)         (1,402)           (882)


Net Profit (Loss)                            (9,685)            292          (2,107)         (1,397)           (878)


Basic profit (loss) per share                 (0.47)           0.02           (0.13)          (0.10)          (0.07)


Fully diluted profit(loss) per share          (0.47)           0.02           (0.13)          (0.10)          (0.07)


Balance Sheet data (at year end):

Working Capital                               1,521          (4,401)         (1,556)         (1,856)         (2,662)


Total assets                                  3,341           2,573           2,086             164             363


Long term debt                                  505            --             1,830            --              --

Shareholders' equity (deficit)                1,542          (2,074)         (2,421)         (1,816)         (2,620)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-K contains forward looking statements that involve risks and uncertainties. The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-K are based on information available to the Company at the date of this report on Form 10-K, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the Company's inability to market its products, infeasibility of developing new products, the Company's inability to obtain adequate financing for its continued operations and other factors discussed elsewhere in this report on Form 10-K. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-K

Overview

         The Company operates primarily through Web 2 U Limited (formerly, MSU
(UK) Limited) which is principally engaged in the design and development of computer chips and chipsets mainly for use in high volume consumer electronic products.

         The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, Web 2 U Limited and MSU US Operations Inc. (collectively the 'Company"). All significant intercompany accounts have been eliminated in the consolidated financial statements.

Significant Risks

         The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 1999 the Company incurred a net loss of approximately $9,685,000; during the year ended June 30, 1998 a net profit of approximately $292,000 was made and during the year ended June 30, 1997 a net loss of approximately $2,107,000 was incurred. At June 30, 1999 there was an accumulated deficit of approximately $16,526,000. Additionally, the Company has had recurring negative cash flows from operations.

         Through December 1998 and January 1999 the Company issued new convertible promissory notes which are collateralized by 500,000 shares of common stock in AIM. $505,000 of these promissory notes are convertible at any time at a conversion price of $3.00 for each $3.00 of promissory notes held. Conversion is to take place on or before December 2001. To the extent that the loans are not converted they will be repayable at par in December 2001. Interest is due on these notes at between 6% an 8% per annum and has been paid up to December 2001 through the issuance of shares of common stock at a price of between $0.72 and $0.75 per share. In the event of the Noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes.

         The Company expects that it is likely to incur net losses at least through the end of the second quarter of fiscal 2000 as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses in fiscal 2000 if anticipated revenues from licensing fees and royalties in respect of sales of the proprietary Internet Access Device, development fees and royalties in respect of sales of the Envoy chip, or royalties and conditional and forecasted purchase orders of customised Internet Access Devices, are not realized. Such conditional and forecasted purchase orders in respect of the Internet Access Devices assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for the customised Internet Access Devices by consumers; satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to compete successfully in an extremely competitive marketplace. The Company believes such assumptions are reasonable. However, should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 2000 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

         During the year ended June 30, 1999, significant software modifications to the television set top Internet Access Device were completed, and the Company announced the commencement of production samples of the latest 4 megabyte version of the proprietary television set top box Internet Access Device (recently named Web2u). The Company is continuing to develop the main component of the television set top Internet Access Device, the ISP Chip, which will provide enhanced internet features. In addition, the development of the Company's Envoy chip is continuing, and the Company considers that commercial sales could commence in fiscal 2000

         The Company's strategy can be segmented into three specific areas: people, processes and products. The Company anticipates that this three-fold focus will enable it to attack aggressively the Internet related products market.

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

         The markets for the Company's products have only recently begun to develop, are rapidly evolving and are highly competitive, with substantially all competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. The Company may be unsuccessful in addressing any of the foregoing risks or in implementing its strategy. The Company may not achieve profitability or be able to continue as a going concern. See Report of Independent Auditors and Company's financial statements appearing elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Revenues

         The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues during the years ended June 30, 1999, 1998 and 1997 were approximately $32,000, $4,179,000 and
$1,480,000, respectively. Comparison of revenues during the year ended June 30, 1999 with previous years is not meaningful as in fiscal 1999, apart from the sales of a small number of samples, there was no revenue generated as the Company continued to concentrate its efforts on further software and hardware developments of its television set top Internet Access Device and the Envoy chip. In fiscal 1998, the revenues derived almost entirely from the license fees received from AIM. In fiscal 1997, the revenues derived principally from chip sales, license and development fees, and royalty fees paid in connection with the sale of customised Internet Access Devices. Typically the Company's development arrangements also provide for royalties and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, apart from the license fees and royalties receivable in 1998 from AIM, and in 1997 in connection with the sale of the Internet Access Devices, none of these development arrangements has resulted in royalty or continuing license revenue to the Company. The Company would be materially adversely effected if its customers failed to manufacture, market or sell products developed in conjunction with the Company.

         During the years ended June 30, 1999, 1998 and 1997, the Company's revenues were principally derived from none, one and four customers respectively. Because of the concentration of its revenues in such a small number of customers, the loss of one customer could have a material adverse effect on the Company's business.

         The Company's revenues by geographic region during the years ended June 30, 1999, 1998 and 1997 were approximately as follows:

Location                 1999($)          1998($)            1997($)
--------------------------------------------------------------------
Europe                    2,000             8,000              --

Far East                 17,000              --             730,000

North America            13,000         4,171,000           750,000

         Revenues in 1998 increased by approximately 182% compared to 1997, but because the 1998 revenues were derived principally from one source, comparison between the years is not meaningful. Other revenues were not generated in 1999 and 1998 as the Company concentrated its efforts on further software developments of its proprietary Internet Access Device and the Envoy chip.

Cost of Revenues

         The cost of revenues for the years ended June 30, 1999, 1998 and 1997 were approximately $53,000, $8,000 and $651,000, respectively. Cost of sales in the year ended June 30, 1999 mostly related to the direct production cost of samples which have been expensed to the extent that the Company considers such cost is not recoverable. As a percentage of revenues, cost of revenues were approximately 168% in 1999, 0.2% in 1998 and 44% in 1997. The cost of revenue fluctuations are due to variations in gross margins as between license fees, chip sales, support services and development services. The gross margin on license fees is 100%. The gross margin on development and support services is usually approximately 90% to 95% while the gross margin on chip sales until 1997 was usually approximately 48% to 54% depending on the number and type of chips purchased. However, in fiscal 1997 most of the chip sales were to Mitac and were sold at cost (approximately $600,000).

Research and Development Expenses

         Research and development expenses generally consist of expenditure relating to the Company's independent development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, the television set top Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the years ended June 30, 1999, 1998 and 1997, research and development costs (which exclude all overhead costs other than employee, independent contractor, development tool and prototyping costs, all of which have been expensed), were approximately $1,556,000, $1,409,000 and $1,386,000, respectively. As a percentage of revenues, research and development expenses were approximately 490% in 1999, 34% in 1998 and 94% in 1997. The fluctuations from year to year reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. In order to remain competitive in its business, the Company anticipates that research and development expenditures in the foreseeable future will be a minimum of $1,700,000 per year.

Selling General and Administrative Expenses

         Selling, general and administrative expenses were approximately $1,686,000, $1,211,000 and $1,486,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Selling general and administrative expenses consist of the cost of employees (other than those dedicated to research and development), advertising and promotion costs which are charged to operations as incurred, communication, rent and occupancy costs; and professional fees. The 39% increase in such expenses in 1999 is primarily due to the non-recurring costs of an external review of the Company's objectives and strategy and to the consequent management re-organization of approximately $250,000. The 18% decrease in such expenses in 1998 compared to 1997 is primarily due to a reduction in personnel, marketing and promotional costs in that year during which the Company was concentrating on the development of its products.

Non-Operating Income (Expense)

         In 1999, the Company recorded an impairment loss on its investment of approximately $2,500,000 in shares of AIM common stock, which declined in market value, as the Company believes the decline in market value to be permanent. Additionally, during 1999, the Company capitalized and immediately charged to expense approximately $3,670,000 of discount associated with convertible note issuances during fiscal 1999.

Depreciation Expense

         Depreciation expense was approximately $74,000, $50,000 and $44,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Depreciation is calculated using the straight line method over the estimated useful lives of the Company's depreciable assets which consist principally of electronic equipment used in the design and testing of the Company's products.

Interest Expense

         Interest expense was approximately $158,000, $298,000 and $26,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The interest expense in 1999 is mainly attributable to interest on the $2.3 million 10% convertible promissory notes issued in 1997 which were either converted or repaid in fiscal 1999, together with interest on the 6% and 8% convertible promissory notes issued in December 1998 and January 1999. The interest expense in 1998 was principally due to an interest cost of approximately $230,000 in respect of the 10% convertible promissory notes and $67,000 in respect of short term loan financing received during the year. The interest expense in 1997 was principally due to the interest of $17,600 paid in respect of certain bridge financing.

Loan Cost Amortization and Registration Costs

         In 1999, the Company received a late invoice for approximately $33,000 in printing costs incurred in respect of a Registration Statement which was filed in 1997 and then withdrawn in 1998. The Company believes that a retention for registration expenses which was made in June 1997 by the attorneys acting for the 10% noteholders, together with other amounts held back in an Escrow Account should be sufficient to cover this liability. However, as the Company has not yet been able to satisfactorily ascertain the amount of funds still held in the escrow account, as a matter of prudence, provision has been made for this amount in the financial statements as part of selling, general and administrative expenses.

         Amortization of deferred financing costs approximated $918,000 for the year ended June 30, 1998. These costs were incurred in connection with the sale of the 10% convertible promissory notes between June and September 1997 and include the costs associated with the preparation, filing and subsequent withdrawal of a Registration Statement on Form S-1 in connection with the shares underlying the notes. All such costs have now been fully expensed.

Liquidity and Capital Resources

         The Company has financed its current operations primarily through private sales of unregistered equity and debt securities.

         For the year ending June 30, 1999, cash used in operating activities of approximately $2,512,000 was primarily attributed to the Company's net loss for the year of approximately $9,685,000. Cash flows from financing activities of approximately $4,996,000 were mainly attributable to (i) the sale of new convertible promissory notes of $3,670,000 in May 1999; which were converted into common shares at $2.00 per share in June 1999; (ii) the sale of common stock during the year for approximately $1,014,000; and (iii) the proceeds from the sale of 6% and 8% secured convertible promissory notes for $505,000.

         Capital expenditures were approximately $100,000 for fiscal 1999 which mainly relates to the acquisition of electronic equipment. The Company currently estimates that its capital expenditures for fiscal 2000 will be approximately $1,000,000. The Company has no material commitments, other than two operating leases for premises and three employment agreements.

         As at June 30, 1999, the Company's principal source of liquidity was approximately $2,600,000 in cash.

         The Company believes that the cash flows expected to be generated by operations through the remainder of fiscal 2000, together with its cash balances at June 30, 1999, will be sufficient to meet a significant portion of its cash needs for working capital and capital expenditures for the remainder of fiscal 2000. The preceding statement is a forward looking statement which assumes the realization of revenue from conditional and forecasted purchase orders. Such forward looking statement is subject to certain risks and uncertainties, including but not limited to approval of final production samples of the Envoy chip and customized Internet Access Devices by potential customers; acceptance by and demand for such product by consumers; satisfactory product performance; and the ability of such products to successfully compete in an extremely competitive market place. To satisfy the balance of the Company's liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities to the extent the Company is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

Year 2000 Compliance Issues

         The year 2000 computer problem is a result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. Also none of the products designed by the Company, which are currently in manufacture, utilize date sensitive chips. The Company is not able to determine, however, whether any of its suppliers, lenders, customers or service providers will need to make any such modifications or replacements or whether the failure to make such software corrections will have a material adverse effect on the Company's operations or financial condition. Although it is management's belief that the failure by such entities to make the required software corrections could have a material adverse effect on the Company's operations or financial condition, management is not able to estimate the amount of such adverse effects, if any. The Company is continuing to assess the status of these entities' year 2000 compliance.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The directors and executive officers of the Company (and their respective positions within MSU PLC, Web 2 U Limited and MSU US Operations Inc.) and their respective ages are as follows:

Name                                Age         Position
----------------------------------------------------------------------------------------
Wynford Peter Holloway              50          President, Chairman, Chief Executive
                                                Officer and Director of the Company,
                                                Chairman of MSU PLC and Web 2 U Limited,
                                                and President of MSU US Operations Inc.


Jeremy Miles Simpson                65          Deputy Chairman and non-executive
                                                Director of the Company

William Derek Snowdon               45          Secretary and Director of the Company,
                                                Secretary of MSU PLC and Web 2 U
                                                Limited, and a Director and Secretary of
                                                MSU US Operations Inc.

Richard Horby Phillips              53          Principal Financial Officer and
                                                Director of the Company, Director of
                                                MSU PLC and Web 2 U Limited and a Director
                                                and Treasurer of MSU US Operations Inc.

Fred Kashkooli                      58          Director of the Company

Wynford Peter Holloway has served as Chief Executive Officer and a director of the Company since October 1994, and as Chairman of MSU PLC and Web 2 U Limited since June 1994 and March 1991 respectively. He has been president of MSU US Operations Inc. since its incorporation in February 1997. Mr. Holloway is the founder of Web 2 U Limited. From 1991 through 1992, Mr. Holloway was a self-employed design consultant providing professional design services to clients in the computer peripherals business.

Jeremy Miles Simpson MA (Cantab) was appointed a director and Deputy Chairman of the Company with effect from July 1, 1997. Mr. Simpson, who is a freeman of the City of London, was executive chairman of Gordon Russell Plc., a UK publicly quoted company, from 1986 to 1989, prior to the company being sold. Since that date Mr. Simpson has held a number of non-executive directorships with smaller growing and developing companies in the UK and Europe.

William Derek Snowdon LLB has served as secretary and a director of the Company since October 1994 and as secretary of MSU PLC and Web 2 U Limited since June 1994 and March 1991 respectively. He was appointed a director and secretary of MSU US Operations Inc. on its incorporation in February 1997. Mr. Snowdon is a solicitor and was a partner with the firm of Phoenix Walters for 15 years before moving to, and becoming a partner in, Hugh James Ford Simey, solicitors, in 1999. Mr. Snowdon's practice focuses on commercial contracts and intellectual property law. In addition Mr. Snowdon is a non-executive director of two Regional Enterprise Agencies in the United Kingdom

Richard Horby Phillips FCA has served as principal financial officer and a director of the Company since January 2, 1997 and also as a director of MSU PLC and Web 2 U Limited since that date. He was appointed Treasurer and a director of MSU US Operations Inc. on its incorporation in February 1997. Mr. Phillips is a chartered accountant who was with Coopers & Lybrand for 25 years. Mr. Phillips was a partner in their London office from April 1983, providing advisory and audit services to both public and private companies until August 1994 when he formed his own firm to continue providing financial advice to emerging growth companies in the US and UK. Mr. Phillips also currently serves on the Board of six other UK companies.

Fred Kashkooli has served as a director of the Company since August 1997 and since November 1997 has been chief executive officer of Telegen Inc. Mr. Kashkooli has been an independent management consultant since 1991 and has over twenty nine years of experience in the areas of microprocessors, memory, logic, analog design, manufacturing, CAD design packaging, testing and marketing. From 1984 to 1991, Mr. Kashkooli was Senior Vice President of Research and Development at GE Intersil, responsible for design, manufacturing and strategic marketing for analog and digital products. Additionally Mr. Kashkooli was managing design centres in Singapore, New Jersey, North Carolina and Florida. from 1980 to 1984, Mr. Kashkooli was a director of the microprocessor and memory division of GE Intersil prior to this he worked ten years at Sygenetics, a corporation engaged in the manufacture of semi-conductor chips. Mr. Kashkooli hold a BS in Electrical Engineering from California State University.

         Each director serves for a term of one year from election. Each officer serves for a term as set forth in their respective employment agreements.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's other executive officers receiving in excess of $100,000 in total annual salary and bonus (collectively the 'named executive officers"):

Summary Compensation Table

Annual compensation

                                                                              Other
                                                                              Annual
Name and Principal            Fiscal        Salary            Bonus           Compensation
Position                      Year          ($)(1)            ($)             ($)(2)
Wynford Peter
Holloway                      1999           195,300(3)         --             38,604
                              1998           199,200            --             35,778
                              1997           112,000            --             29,000

*Keith Edward Peirson         1999           305,075(4)         --             28,376
                              1998           138,660            --             25,715

* Part of the year; to or from date of resignation/appointment

(1)  All salaries and other annual compensation were paid by Web 2 U Limited.

(2) Represents personal benefits in addition to salary. Of Mr. Holloway's personal benefits; the 1997 amount is in respect of a car allowance; the 1998 amount represents $29,520 in respect of a car allowance and $6,258 in respect of contributions to a personal retirement plan; and the 1999 amount represents $29,295 in respect of a car allowance and $9,309 in respect of contributions to a personal retirement plan. Mr. Peirson's benefits in 1998 were $18,040 in respect of a car allowance and $7,675 in respect of contributions to a personal retirement plan. His benefits in 1999 were $17,903 in respect of a car allowance and $10,473 in respect of contributions to a personal retirement plan

(3) At the date of this report $158,000 of the salary due to W P Holloway for the years ended June 30, 1998 and June 30, 1999 had not been paid.

(4) Mr. Peirson resigned with effect from May 31, 1999 and his salary in the above table includes $161,855 paid to him during the year ended June 30, 1999 as compensation for the cancellation of employment contract.

Long Term Compensation

         Other than in respect of the stock options, details of which are set out elsewhere in this Form 10-K, there were no long term compensation awards or payouts in any of the years ended June 30, 1999, 1998 or 1997.

Employment Agreements

         In 1994, the Company entered into employment agreements with each of Wynford Peter Holloway and William Snowdon providing for annual base salaries (subject to annual increases within the discretion of the Board) of $189,600 and $31,600, respectively. The employment agreements are rolling term agreements and automatically renew for a further three year term at the expiration of each year. The Company renegotiated the contract with Mr. Holloway in each of the years ended June 30, 1997, 1996 and 1995 which resulted in a reduction in his annual minimum base salary of approximately $79,000 for each of the years ended June 30, 1997, 1996 and 1995, respectively. The renegotiations were due to lower than expected operating performance and cash flows. In the years ended June 30, 1998 and June 30, 1999 the full salary has been expensed for Mr. Holloway although as at the date of this report on Form 10-K, $158,000 has not yet been paid to him. On July 1, 1999 Mr. Snowdon's annual salary was increased to $41,000 to recognize the additional time which Mr. Snowdon was having to devote to the Company's affairs.

         Effective January 2, 1997, MSU Limited entered into an employment agreement with Richard Horby Phillips to serve as the Company's Chief Financial Officer in consideration for an annual base salary of approximately $108,000, subject to annual increases within the discretion of the Board. As part of the employment contract Mr. Phillips also received stock options to purchase 100,000 shares of the Company's common stock at a price equal to the market value of the stock at the date of the grant. During an initial period, Mr. Phillips was to receive a lower base salary at the annual rate of $83,000 until he was able to devote all of his time to the Company's affairs. From March 1, 1998 the Board and Mr. Phillips mutually agreed to reduce his time commitment to the Company, until such time as activity levels increase, and he is currently devoting approximately one day a week to the Company's affairs and, during this period, receiving a salary at the annual rate of $30,000. On July 1, 1999, to recognize the additional time which Mr. Phillips was having to devote to the Company's affairs, this was increased $38,000 per annum.

         All of the above agreements with Messrs. Holloway, Snowdon and Phillips, also provide for a car allowance or use of an automobile, including reimbursement of any automobile expenses, and participation in bonus plans when and if formulated by MSU PLC or Web 2 U Limited. The Company is also obligated to provide private medical coverage and life insurance. For one year after termination, the executives are restricted from holding a material interest in any competitor, seeking or receiving orders for any products or services produced or marketed by MSU PLC or Web 2 U Limited six months prior to termination of the executive.

         The agreements with Messrs. Holloway, Snowdon and Phillips each provide for automatic termination once the employee reaches 65 years of age. The Company has the right under each agreement to terminate the agreement immediately for cause and then has the option to pay the employee his base salary for the remainder of the term. Each agreement contains a non-competition clause, restricting the employee from soliciting the Company's customers and employees and from holding an interest in a competing firm.

Compensation of Directors

         Directors are reimbursed for all reasonable expenses in attending each Board Meeting.

Stock Option Grant Table

         The following table sets forth certain information concerning options granted to the named executive officers during the company's fiscal year ended June 30 1999

                                   Options granted in Last Fiscal year


         Number of           Percent of                                               Potential Realisable Value
         Securities Options  Total                                                    at Assumed Annual Rate of
         Underlying          Granted to                         Market                Stock Price Appreciation
         Options             Employees        Exercise or       Price on              for Option Term
         Granted             in fiscal        Base Price        date of   Expiration  --------------------------------
Name                         Year             ($ per share)     Grant     Date         0%($)     5%($)      10%($)
Wynford  1,000,000 (note 1)  52.3%            $0.50             $0.50     10/24/03     --        $638,141   $ 805,255
Peter       300,000          15,7%            $0.65             $0.65     7/29/03      --        $248,875   $ 314,049
Holloway

Willam    125,000 (note 1)    6.5%             $0.50             $0.50    10/24/03     --        $ 79,768   $ 100,657
Derek     150,000             7.8%             $0.65             $0.65    7/29/03      --        $124,437   $ 157,025
Snowdon

Richard    50,000             2.6%             $0.65             $0.65    7/29/03      --        $ 41,479   $  52,342
Horby
Phillips

Jeremy    105,857             5.5%             $0.35             $0.35    9/24/03      --        $ 47,286   $ 59,669
Miles
Simpson   (note 3)

(1) The stock options granted to Mr. Holloway and Mr. Snowdon on October 24, 1998 are compensation for the grant of a pledge of respectively 2,000,000 and 250,000 of their shares of common stock in the Company as part of the security given to collateralize convertible promissory notes issued by the Company during the year ended June 30, 1999.

(2) Of the stock options granted to Mr. Holloway, Mr. Snowdon and Mr. Phillips on 29 July 1998, half were exercisable on the date of the grant and half became exercisable on July 29, 1999 provided that they were still in the employment of the company at that date.

(3) The stock options granted to Mr. Simpson were in consideration of his making a loan of $33,200 to the Company in September 1998. In accordance with the agreement with Mr. Simpson the loan was subsequently converted into 95,857 shares of common stock of the Company.

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

Stock Option Exercises and Holdings Table

         The following table provides information concerning the values of unexercised options held by the named executive officers at June 30, 1999. No options were exercised by such officers during the Company's fiscal year ended June 30, 1999

Fiscal Year-End Option Values

                          Number of Unexercised                   Value of Unexercised
                                 Options                          In-the-Money Options
Name                       at Fiscal Year End (#)               at Fiscal Year End ($)(1)
--------------------------------------------------------------------------------------------
                      Exercisable      Unexercisable          Exercisable      Unexercisable
                      ----------------------------------------------------------------------
Wynford Peter
Holloway              1,570,000(2)             --              4,618,250              --

William Derek
Snowdon                 395,000                --                496,250              --

Richard Horby
Phillips                150,000                --                336,750              --

Jeremy Miles
Simpson                 490,003                --              1,442,437              --

Keith Edward            350,000                --                808,750              --
Peirson

(1) Values stated are based on the average bid and ask prices of $3.875 per share of the Company's common stock as reported by Bloomberg Financial Inc. on June 30, 1999, the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year. No value is attributed to option shares where the option price is higher than the market value.

(2) The Stock options above attributed to Mr. Holloway include 100,000 granted during the year ended June 30, 1997 to a Trust in which Mr. Holloway has an interest.

Compensation Committee Interlocks and Insider Participation

         The Company has no compensation committee. During fiscal 1999, all of the Company's directors and executive officers participated in deliberations of the Board of Directors concerning executive officer compensation.

         Between October 1994 and March 1999, the law firm of Phoenix Walters Solicitors regularly rendered legal services as counsel to the Company. W D Snowdon, a director and executive officer of the Company, was a partner of Phoenix Walters Solicitors until March 1999. The Company incurred $81,000 in legal fees to Phoenix Walters during fiscal 1999.

         Since April 1999, the law firm of Hugh James Ford Simey, Solicitors, has regularly rendered legal services as counsel to the Company. W D Snowdon, a director and executive officer of the Company, is a partner of Hugh James Ford Simey Solicitors. The Company incurred $34,000 in legal fees to Hugh James Ford Simey during fiscal 1999.

         Between September 1994 and March 1995, Mr. Phillips provided consultancy services to the Company for which he rendered invoices for $16,500. Payment for these services has not yet been fully effected by the Company and as of September 1999 approximately $7,300 of the amount remained unpaid.

         TXC Corporation is a principal stockholder of the Company and holds a non-exclusive licence to use the Wynpeg Chipset technology in connection with the manufacture of video CD players. Such licence was granted to TXC Corporation in connection with a development contract entered into in July 1994. Of the $2,159,910 aggregate capital contribution made to the Company by TXC Corporation, $1,400,000 was represented by an unsecured interest free loan payable to TXC Corporation at such time as the Company was reasonably able to do so without jeopardizing its financial condition, and the balance was an equity contribution. During the year ended June 30, 1999, 1,400,000 shares of common stock were issued by the Company to TXC Corporation in full and final settlement of this liability.

         In June 1996, MSU Limited obtained a $76,000 credit facility from National Westminster Bank Plc. The credit facility was collateralized by a floating debenture on all of the Company's assets and the personal guarantees of each of Messrs. Holloway, Hall and Snowdon. The Guarantees of Messrs. Hall and Snowdon were collateralized by a pledge of the pledgor's shares of Company common stock. In consideration of the benefit derived by the Company as a result of the guarantees provided by these directors, each of the directors concerned was granted, effective June 7, 1996, an option to acquire 100,000 shares of Company common stock at an exercise price of $5.00. The options are exercisable in full commencing on June 7, 1997 and expire on June 6, 2001. The credit facility expired in August 1996 at which time there were no amounts outstanding under the facility. The debentures and personal guarantees remain in place with the Bank to serve as collateral for additional credit facilities requested by the Company and approved by the Bank. The pledged shares have been released, but the Bank is likely to require that such shares be pledged again in connection with any credit facility.

         In September 1996, an amount of approximately $160,000 was loaned to the Company by the Employee Trust. This loan was unsecured, interest free with no date fixed for repayment. During the year ended June 30, 1999, $18,250 was repaid, and in September 1998, an additional $40,000 was loaned to the Company on the same basis as above. In October 1998, the Company issued 322,500 shares of common stock in consideration for the Trust foregiving $161,250 of the loan. The conversion price of $0.50 was the market price at the date the agreement to the conversion was made. An amount of $20,500 remained owing to the Employee Trust at June 30, 1999.

         In February 1997, the Company sold 12 promissory notes, each in the amount of $50,000 and each bearing interest at 8.5% per annum, which were due to mature in February 1998. The Company's shares of its subsidiaries together with 235,000 shares of common stock of the Company owned by the Employee Trust were pledged as collateral for the borrowings. The promissory notes were repaid in June 1997 and no amount is now outstanding.

         In consideration of the benefit derived by the Company as a result of the above interest free loan of $160,000 and the guarantee provided by the Employee Trust, the Trust was granted an option to acquire 100,000 shares of the Company's common stock at an exercise price of $2.12; being the market price of the shares of common stock in the Company at the date of grant. The options are exercisable in full as of November 11, 1997 and expire on May 11, 2002.

         In September 1996, an amount of $250,000 was received by the Company in consideration for 50,000 shares of common stock in the Company. This transaction was subsequently rescinded and the amount of $250,000 became payable. Payment of this was guaranteed personally by Mr. Holloway as, due to poor liquidity, the Company was unable to effect repayment on due date. The amount due was finally paid in July 1997. In consideration of the benefit derived by the Company as a result of the above guarantee, Mr. Holloway was granted an option to acquire 50,000 shares of the Company's common stock at an exercise price of $2.12, being the market price of the shares of common stock in the Company at the date of grant. The options are exercisable in full commencing on November 11, 1997 and expire on May 11, 2002.

         On June 25, 1997, as part of the Placement Agent Agreement with Capitol Bay in connection with the issuance of the 10% Convertible Notes, Messrs. Holloway and Snowdon agreed to restrictions on their rights of selling, or otherwise disposing of, the Company's shares of common stock registered in their respective names. In consideration for the benefit derived by the Company for their agreeing to these restrictions, Messrs. Holloway and Snowdon were each granted options to acquire 20,000 shares of the Company's common stock at $3.56, being the market price prevailing on the date of agreement. The options are exercisable in full commencing on December 25, 1997 and expire on June 24, 2002.

         In December 1998, January 1999 and May 1999 the Company issued collateralized convertible promissory notes. The collateral security included pledges of over 2,000,000 shares of common stock in the Company owned by Mr. Holloway and 250,000 shares owned by Mr. Snowdon. As consideration for the benefit derived by the Company for the benefit of the provision of this security, Mr. Holloway and Mr. Snowdon were granted options to acquire 1,000,000 shares and 125,000 shares, respectively, of the Company's common stock at an exercise price of $0.50; being the market price of the shares of common stock in the Company at the date of the agreement to provide such security. The options are exercisable in full commencing on October 25, 1998 and expire on October 24, 2003.

         In September 1998, J M Simpson made a loan to the Company of approximately $33,200. In December 1998, Mr. Simpson exercised his right under the loan agreement to convert the loan into 95,857 shares of common stock at the market price prevailing on the date of the loan (September 25, 1998). In addition, as further consideration for the loan, Mr. Simpson was granted an option to subscribe for a further 105,857 shares of common stock at $0.35 per share at any time up to September 24, 2003.

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

                                            Shares Beneficially           Percentage of Class
Name of Beneficial Owner                           Owned                     (see note 3)
-------------------------------------------------------------------------------------------------
*Wynford Peter Holloway                      6,692,777(1)(2)(3)(4)(5)           24.9%

*William Derek Snowdon                         792,277(3)(4)(5)                  3.1%

*Jeremy Miles Simpson                        1,598,916(3)(4)                     6.2%

*Richard Horby Phillips                        150,000(3)                        0.6%

*Fred Kashkooli                                       (7)

Peter Brian Weber and
Vivian George Bines as
Trustees for the Employee Trust
48 The Parade, Cardiff CF2 3AB
England                                      3,014,444(2)(3)                    11.9%

Mark McLaughlin and
McLaughlin Group LLC
13750 US 281 North #660
San Antonio Texas 78232                      4,669,547(6)                       17.7%

*All Directors and Executive
Officers as a group (5 persons)              9,233,970                          34.8%

(1) Mr. Holloway owns 2,208,333 shares of record. Pursuant to an unwritten agreement and understanding, Mr. Holloway shares voting and dispositive power with respect to the shares held by the Employee Trust.

(2) The Employee Trust constituted by a Trust Deed dated May 24, 1994 (of which Wynford Peter Holloway was the Settlor), is in favor of all past, present and future employees of MSU Limited and MSU PLC and any subsequent companies and their spouses and children. No allocations under the Trust have been made. Under the Trust Deed, and so long as Mr. Holloway is living, his consent, as Settlor, is required for the appointment of beneficiaries and the appointment of new trustees. The Trustees also have the authority to delegate powers to Mr. Holloway. Pursuant to an unwritten agreement and understanding, Mr. Holloway shares voting and dispositive powers with respect to the shares held by the Employee Trust.

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

     Name                                     No. of Shares
     ------------------------------------------------------
     Wynford Peter Holloway                    1,470,000

     William Derek Snowdon                       395,000

     Jeremy Miles Simpson                        490,003

     Peter Brian Weber and                       100,000
     Vivian George Bines

     Richard Horby Phillips                      150,000

(4) Excludes the following shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days)

     Name                                     No. of Shares
     ------------------------------------------------------

     None


(5) See 'Executive Compensation-Compensation Committee Interlocks and Insider Participation' regarding a potential pledge arrangement with National Westminster Bank Plc. covering shares held by Mr. Holloway and Mr. Snowdon.

(6) Includes 650,000 shares issuable pursuant to a currently execisable warrant to purchase 650,000 shares of Company common stock at $1 each and 376,000 shares issuable pursuant to a currently exercisable warrant to purchase 376,000 shares at $0.50 each

(7) Mr. Kashkooli was the beneficial holder of $24,000 10% Convertible Notes which were repaid in the year ended June 30, 1999.

ITEM 13.  Certain Relationships And Related Transactions

         In August 1996, Direct International Limited, a Taiwanese company, loaned $300,000 to the Employee Trust. Such loan is collateralized by 250,000 shares of the Company's common stock owned by the Employee Trust and was originally due on October 2, 1996. The loan was then to be repaid in 37,500 shares of Company common stock owned by the Employee Trust no later than December 31, 1996, with Direct International Limited also receiving on December 31, 1996 10,000 shares of Company common stock owned by The Employee Trust as consideration for the advance of the loan. On June 4, 1997, it was agreed that the loan would now be repaid in 88,000 shares of the Company's common stock owned by the Employee Trust, and this transfer was effected in September 1997. The $300,000 proceeds received by the Employee Trust were loaned by it to Mr. Holloway ($140,000) and the Company ($160,000). Such loans are unsecured, interest free, due and payable on an as yet undetermined date, and are not evidenced by written agreements. In July 1997, $33,200 of the amount loaned to the Company was repaid by the Employee Trust. In September 1998, a further loan advance of $40,000 was made to the Company, and during the year ended June 30, 1999, $18,250 was repaid. In October 1998, the Company issued 322,500 shares of common stock in consideration for the Trust forgiving $161,250 of the loan. The conversion price of $0.50 was the market price at the date the agreement to the conversion was made. An amount of $20,500 remained owing to the Employee Trust at June 30, 1999.

         Effective January 30, 1996 and February 29, 1996, pursuant to a stock purchase agreement, McLaughlin Group LLC acquired from the Company in private transactions 800,000 and 800,000 shares, respectively, of the Company's common stock for an aggregate purchase price of $1 million. McLaughlin Group LLC was also granted certain demand and piggyback registration rights. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities in connection with any shares so registered.

         On July 21, 1997, McLaughlin Group LLC was granted a warrant to purchase 650,000 shares of the Company's common stock at an exercise price of $1.00 per share, such right to expire on 20 July, 2002. In consideration for the granting of this warrant McLaughlin Group LLC agreed to waive its rights under the stock purchase agreement of January 30, 1996 whereby it had been granted (i) a warrant to purchase such number of shares of Company common stock as equals 3.5% of the outstanding shares of common stock on the date the warrant was exercised (with such determination to be made on a fully diluted basis). This original warrant was exercisable, in whole only, at an exercise price of $1.0 million and was due to expire eighteen months after March 1, 1996; and (ii) the right to acquire additional shares of capital stock upon issuance by the Company of additional capital stock (except in certain specified cases) in order to maintain the same proportion of voting power of the Company as is owned prior to the issuance.

         McLaughlin Group LLC has also been granted certain demand and piggyback registration rights in connection with the shares issuable under the July 21, 1997 warrant. The Company has agreed to indemnify McLaughlin Group LLC against certain liabilities in connection with any shares so registered.

         Mark McLaughlin, a member of McLaughlin Group LLC, is president and a principal stockholder of McLaughlin International, Inc. McLaughlin International, Inc. serves as a consultant to the Company pursuant to an agreement dated February 10, 1999 which terminated August 9, 1999.

         Effective May 7, 1997, June 4, 1997 and September 5, 1997, Jeremy Miles Simpson acquired from the Company, in private transactions, 79,126, 48,042 and 26,900 shares, respectively, of the Company's common stock. Consideration for the common stock was, respectively, $163,000, $114,100 and $79,000 in cash. The price paid for the shares of common stock in each case was the market price prevailing on the respective dates. In addition, Mr. Simpson was granted options to acquire 50,000 shares of common stock at a price of $2.12 per share in respect of the May 7, 1997 transaction and 12,500 shares of common stock at a price of $2.37 per share in respect of the June 4, 1997 transaction. In both cases the options are exercisable at any time after six months from the date of the respective grants. The end of the option term in each case is five years from the date of the grant.

         Effective October 26, 1997 and February 23, 1998, Jeremy Miles Simpson acquired from the Company, in private transactions, 67,800 and 253,846 shares respectively of the Company's common stock. Consideration for the common stock was, respectively, $169,000, and $165,000 in cash. The price paid for the shares of common stock in each case was the market price prevailing on the respective dates. In addition, Mr. Simpson was granted options to acquire 67,800 shares of common stock at a price of $1.75 per share in respect of the October 27, 1997 transaction and 253,846 shares of common stock at a price of $0.65 per share in respect of the February 23, 1998 transaction. In both cases the options are exercisable immediately. The end of the option term in each case is five years from the date of the grant.

         In November 1998, the Company sold in private transactions, 2,000,000 shares of its common stock for cash of $1,000,000. In addition the acquirors of the shares were granted warrants entitling them to subscribe for a further 1,000,000 shares of common stock at $0.50 per share at any time up to October 2003. Mr. McLaughlin and parties related to Mr. McLaughlin were parties to the above transactions as a result of which they acquired 752,000 shares of common shares in the Company for $376,000 cash and warrants to subscribe for a further 376,000 shares of common stock at $0.50 per share.

         In January 1999, McLaughlin Group LLC, who had purchased $330,560 of the 10% convertible promissory notes from the original subscribers, exercised their right of conversion in respect of these notes into 440,747 shares of common stock in the Company at the conversion price of $0.75 per share.

         See Item 11. EXECUTIVE COMPENSATION-Compensation Committee Interlocks and Insider Participation for additional relationships and related transactions.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a) The following documents are filed as part of this report

Financial Statements
--------------------

Independent Auditors' report
Consolidated balance Sheets at June 30, 1998 and 1999
Consolidated Statements of Operations for the years ended June 30, 1997,
   June 30, 1998 and June 30, 1999
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
   years ended June 30, 1997. June 30, 1998 and June 30, 1999.
Consolidated Statements of Cash Flows for the years ended June 30, 1997 June 30,
   1998 and June 30, 1999
Notes to Consolidated Financial Statements.

Financial Statement Schedules
-----------------------------

None

Exhibits
--------
2 Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC(3)
3.1    Articles of Incorporation(1)
3.2    Amendment to Articles of Incorporation(4)
3.3    Bylaws(1)
3.4    Amendment to Bylaws(2)
4.1    Common Stock Purchase Agreement with McLaughlin Group LLC(4)
4.2    Amendment to Common Stock Purchase Agreement with McLaughlin Group LLC(4)
4.3    Warrant issued to McLaughlin Group LLC(4)
10.1   Service Agreement with Wynford Peter Holloway(4)
10.2   Service Agreement with Keith Charles Hall(4)
10.3   Service Agreement with William Derek Snowdon(4)
10.4   Placement Agreement with Millport Limited as amended and confirmed(4)
10.5   Employee Trust(4)
10.6   Office Lease Agreement with Brixton Estates Plc.(4)
10.7 Manufacturing, Distribution and Joint Venture Agreement with American Interactive Media, Inc. Confidential treatment has been requested for specific portions of the Manufacturing, Distribution and Joint Venture Agreement(4)
10.8 Engagement letter, dated November 8, 1995 as amended with McLaughlin International, Inc.(4)
10.9   Engagement letter, dated May 17, 1996 with McLaughlin International,
       Inc.(4)
10.10 Form of Director Option granted to each Director in consideration of the Guarantee to National Westminster Bank Plc. credit facility(4)
10.11 Development and licensing Agreement with TXC Corporation. Confidential treatment has been requested for specific portions of the License Agreement(4)
10.12 Agreement with Mitac, Inc. Confidential treatment has been requested for specific portions of the Agreement(4)
10.13 Letter of Agreement dated February 15, 1997 with Forte Communications Inc., as public relations consultants to the Company, together with letter amending such letter Agreement(5)
10.14  License Agreement, dated January 29, 1997, with Zilog Inc., a
       California corporation. Confidential treatment has been requested for specific portions of the License Agreement(5)
10.15 License Agreement, dated August 18, 1997 with C-Cube Microsystems Inc., a Delaware corporation. Confidential treatment has been requested for specific portions of the License Agreement(5)
10.16  Service Agreement with Keith Edward Peirson(5)
10.17  Service Agreement with Richard Horby Phillips(5)
10.18  Service Agreement with Gerald J Capaci(5)
10.19 Advisory and Investment Banking Agreement, dated January 27, 1999 with May Davis Group, Inc. (terminated)

10.20  Agreement with Barry Jordan
10.21  Agreement with Thakral Electronics Industrial Corp. Limited
10.22  Consulting Agreement with McLaughlin Group (expired)
10.23  Agreement with HSBC
10.24  Form of 6% Convertible Secured Promissory Note
10.25  Form of 8% Convertible Secures Promissory Note
10.26  Form of 10% Convertible Promissory Note
16     Letter re change in certifying accountant from Coopers & Lybrand(4)
17     Subsidiaries of Registrant(5)
24     Power of attorney. Reference is made to the signature page of this report
27     Financial data schedule

(1) Contained in exhibits to the Registration Statement on Form S-18 (File No. 33-07861-A), declared effective by the Securities and Exchange Commission on November 6, 1986.

(2) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year endFebruary 28, 1990, filed with the Securities and Exchange Commission in May 1990.

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

(6) Filed herewith

(b) Reports on Forms 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

                                       MSU CORPORATION

                                       By /s/ Richard Horby Phillips
                                         -------------------------------
                                              Richard Horby Phillips
                                                            Director

                                            Date October 13, 1999


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

         Signature               Title                              Date
/s/ Wynford Peter Holloway       Chief Executive Officer            October 13, 1999
--------------------------       and Director (Principal
WYNFORD PETER HOLLOWAY           Executive Officer

/s/ William Derek Snowdon        Secretary and Director             October 13, 1999
--------------------------
WILLIAM DEREK SNOWDON

/s/ Richard Horby Phillips       Director (Principal                October 13, 1999
--------------------------       Financial and Accounting
RICHARD HORBY PHILLIPS           Officer


/s/ Jeremy Miles Simpson         Director                           October 13, 1999
-------------------------
JEREMY MILES SIMPSON

                                 Director                           ___________, 1999
-------------------------
FRED KASHKOOLI


                        MSU CORPORATION AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS


                    Years Ended June 30, 1999, 1998 and 1997

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

   Consolidated Statements of Changes in Shareholders' Equity (Deficit)   F-4

   Consolidated Statements of Cash Flows                                  F-5

   Notes to Consolidated Financial Statements                             F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
MSU Corporation
Central Milton Keynes, England


We have audited the accompanying consolidated balance sheets of MSU Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered, and continues to suffer, significant losses from its operations, has an accumulated deficit, continues to have negative cash flow from operations and currently has a very limited client base. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Certified Public Accountants


Orlando, Florida
September 30, 1999

                        MSU CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1999 and 1998
                                     ASSETS

                                                                                           1999               1998
                                                                                       ------------       ------------
CURRENT ASSETS
Cash and cash equivalents                                                              $  2,604,504       $    166,040
Accounts receivable                                                                             566               --
Inventory                                                                                    39,500               --
Prepaid expenses and other                                                                  170,457             79,411
                                                                                       ------------       ------------
                                                            TOTAL CURRENT ASSETS          2,815,027            245,451

EQUIPMENT, net of accumulated depreciation of $152,279
and $84,544 in 1999 and 1998, respectively                                                  134,959            108,647
INVESTMENTS                                                                                 390,625          2,218,500
                                                                                       ------------       ------------
                                                                    TOTAL ASSETS       $  3,340,611       $  2,572,598
                                                                                       ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of debt                                                                $     75,000       $  2,299,750
Shareholder advance payable                                                                    --            1,400,000
Accounts payable and accrued liabilities                                                  1,032,947            767,711
Related-party notes, advances and payables                                                  185,811            178,661
                                                                                       ------------       ------------
                                                       TOTAL CURRENT LIABILITIES          1,293,758          4,646,122


LONG-TERM DEBT                                                                              505,000               --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value; 50,000,000 shares authorized; 25,364,262 and
 16,590,237 shares issued and outstanding at
June 30, 1999 and 1998, respectively                                                        253,642            165,902
Additional paid-in capital                                                               17,854,174          5,287,790
Stock subscription receivable                                                              (148,750)              --
Accumulated other comprehensive income (loss)                                               108,820           (686,454)
Accumulated deficit                                                                     (16,526,033)        (6,840,762)

                                             TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         1,541,853         (2,073,524)
                                                                                       ------------       ------------
                                                           TOTAL LIABILITIES AND
                                                   SHAREHOLDERS' EQUITY (DEFICIT)      $  3,340,611       $  2,572,598
                                                                                       ============       ============

         The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          June 30, 1999, 1998 and 1997

                                                                            1999               1998              1997
                                                                        ------------       ------------      ------------
REVENUES                                                                $     31,746       $  4,179,203      $  1,479,911
EXPENSES
Cost of revenues                                                              53,374              7,796           650,790
Selling, general and administrative                                        1,686,286          1,211,334         1,485,577
Depreciation                                                                  74,082             49,556            43,709
Amortization of deferred financing and
registration costs                                                              --              917,891              --
Interest expense                                                             157,675            297,706            26,380
Research and development                                                   1,555,918          1,408,664         1,386,340
                                                                        ------------       ------------      ------------
                                                   TOTAL EXPENSES          3,527,335          3,892,947         3,592,796
                                                                        ------------       ------------      ------------
                                           OPERATING INCOME (LOSS)        (3,495,589)           286,256        (2,112,885)

NON-OPERATING INCOME (EXPENSE)
Interest income                                                                4,693              5,488             6,176
Amortization of discount on convertible notes                             (3,670,000)              --                --
Impairment loss on carrying value of investments                          (2,524,375)              --                --
                                                                        ------------       ------------      ------------
                              TOTAL NON-OPERATING INCOME (EXPENSE)        (6,189,682)             5,488             6,176
                                                                        ------------       ------------      ------------
                                                 NET INCOME (LOSS)      $ (9,685,271)      $    291,744      $ (2,106,709)
                                                                        ============       ============      ============
BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                                                        $      (0.47)      $       0.02      $      (0.13)
                                                                        ============       ============      ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                 20,550,000         16,245,000        15,700,000
                                                                        ============       ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN SHAREHOLDERS' EQUITY (DEFICIT)
                    Years Ended June 30, 1999, 1998 and 1997

                                                                                                                       Accumulated
                                                        Common Stock                                                      Other
                                   Comprehensive       $0.01 Par Value      Additional       Stock                    Comprehensive
                                      Income        ---------------------     Paid-In     Subscription   Accumulated      Income
                                      (Loss)          Shares      Amount      Capital      Receivable      Deficit        (Loss)
                                   -----------      ----------   --------   -----------    ---------   ------------     --------
Balance - June 30, 1996            $       --       15,534,722   $155,347   $ 2,984,081    $    --     $ (5,025,797)    $ 70,651
Issuance of Common Shares                  --          452,169      4,522     1,472,479         --             --           --
Translation Adjustments                 24,050           --         --            --            --             --         24,050
Net Loss                            (2,106,709)          --         --            --            --       (2,106,709)        --
                                   -----------      ----------   --------   -----------    ---------   ------------     --------
Comprehensive Loss                 $(2,082,659)          --         --            --            --             --           --
                                   ===========      ==========   ========   ===========    =========   ============     ========
Balance - June 30, 1997            $       --       15,986,891    159,869     4,456,560         --       (7,132,506)      94,701
Issuance of Common Shares                  --          603,346      6,033       769,384         --             --           --
Issuance of Options to Purchase
903,846 Shares of Common Stock             --             --         --          61,846         --             --           --
Translation Adjustments                (84,655)           --         --            --           --             --        (84,655)
Change In Market Value of
Investments Available for Sale        (696,500)           --         --            --           --             --       (696,500)
Net Income                             291,744            --         --            --           --          291,744         --
                                   -----------      ----------   --------   -----------    ---------   ------------     --------
Comprehensive Loss                 $  (489,411)           --         --            --           --             --           --
                                   ===========      ==========   ========   ===========    =========   ============     ========
Balance - June 30, 1998            $       --       16,590,237    165,902     5,287,790         --       (6,840,762)    (686,454)
Issuance of Common Shares                  --        8,774,025     87,740     8,797,946     (148,750)          --           --
Issuance of Options to Purchase
112,500 Shares of Common Stock             --             --         --          98,438         --             --           --
Translation Adjustments                 98,774            --         --            --           --             --         98,774
Reclassification of Change in
Market Value of Investments
Available for Sale to Account for
Permanent Impairment                   696,500            --         --            --           --             --        696,500
Charge for Discount on
Convertible Notes Issued                   --             --         --       3,670,000         --             --           --
Net Loss                            (9,685,271)           --         --            --           --       (9,685,271)        --
                                   -----------      ----------   --------   -----------    ---------   ------------     --------
Comprehensive Loss                 $(8,889,997)           --         --            --           --             --           --
                                   ===========      ==========   ========   ===========    =========   ============     ========
Balance - June 30, 1999                    --       25,364,262   $253,642   $17,854,174    $(148,750)  $(16,526,033)    $108,820

                          [RESTUBBED FROM ABOVE TABLE]

                                       Total
                                    Shareholders'
                                       Equity
                                      (Deficit)
                                    -----------
Balance - June 30, 1996             $(1,815,718)
Issuance of Common Shares             1,477,001
Translation Adjustments                  24,050
Net Loss                             (2,106,709)
Comprehensive Loss                         --
                                    -----------
Balance - June 30, 1997              (2,421,376)
Issuance of Common Shares               775,417
Issuance of Options to Purchase
903,846 Shares of Common Stock           61,846
Translation Adjustments                 (84,655)
Change In Market Value of
Investments Available for Sale         (696,500)
Net Income                              291,744
Comprehensive Loss                         --
                                    -----------
Balance - June 30, 1998              (2,073,524)
Issuance of Common Shares             8,736,936
Issuance of Options to Purchase
112,500 Shares of Common Stock           98,438
Translation Adjustments                  98,774
Reclassification of Change in
Market Value of Investments
Available for Sale to Account for
Permanent Impairment                    696,500
Charge for Discount on
Convertible Notes Issued              3,670,000
Net Loss                             (9,685,271)
                                    -----------
Comprehensive Loss                         --
                                    -----------
Balance - June 30, 1999             $ 1,541,853
                                    ===========
The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          June 30, 1999, 1998 and 1997

                                                                                     1999              1998               1997
                                                                                  -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 $(9,685,271)      $   291,744       $(2,106,709)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities
Depreciation                                                                           74,082            49,556            43,709
Amortization of deferred costs                                                           --             917,891              --
Amortization of discount on convertible notes                                       3,670,000              --                --
Impairment loss on carrying value of investments                                    2,524,375              --                --
Non-cash expense related to issuance of
stock purchase options                                                                 98,438            61,846              --
Issuance of stock for debt forgiveness, services
and settlements                                                                       172,213              --                --
Issuance of stock for relief of interest                                              153,049              --                --
Conversion loss on issuance of common stock under market                              142,546              --                --
Non-cash revenue related to sale of license                                              --          (2,915,000)             --
(Increase) decrease in accounts receivable, net                                          (566)          105,842           (93,495)
(Increase) decrease in inventories                                                    (40,749)           12,325           (12,325)
(Increase) decrease in prepaid expenses and other                                     (87,737)           35,332          (970,478)
Increase in accounts payable and accrued liabilities                                  304,852            54,249           216,329
Increase (decrease) in related-party advances payable                                 163,000           (12,558)           12,013
                                                                                  -----------       -----------       -----------
                                                  TOTAL ADJUSTMENTS                 7,173,503        (1,690,517)         (804,247)
                                                                                  -----------       -----------       -----------
                              NET CASH USED IN OPERATING ACTIVITIES                (2,511,768)       (1,398,773)       (2,910,956)
                                                                                  ===========       ===========       ===========
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment, net                                                       (106,628)          (81,900)          (77,299)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) borrowings under
short-term credit facilities, net                                                        --            (131,595)          131,595
Proceeds from issuance of convertible promissory notes                              4,175,000           470,008         1,829,742
Repayment of convertible promissory notes                                            (326,939)             --                --
Proceeds from issuance of note payable                                                 75,000              --             250,000
Repayment of note payable                                                                --            (250,000)             --
Proceeds from issuance of note to related party                                        77,200            41,500           162,680
Repayment of note to related party                                                    (18,250)          (33,200)             --
Issuance of common stock                                                            1,013,650           775,417         1,477,001
                                                                                  -----------       -----------       -----------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES                 4,995,661           872,130         3,851,018
EFFECT OF EXCHANGE RATE CHANGES                                                        61,199           (84,655)          (58,330)
                                                                                  -----------       -----------       -----------
                                             NET INCREASE (DECREASE) IN CASH
                                                        AND CASH EQUIVALENTS        2,438,464          (693,198)          804,433
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        166,040           859,238            54,805
                                                                                  -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 2,604,504       $   166,040       $   859,238
                                                                                  ===========       ===========       ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                        MSU CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended June 30, 1999, 1998 and 1997



NOTE  1 -     ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS

              Organization and Basis of Presentation

              In October 1994, MSU Corporation, formerly Capital Acquisition Company, acquired, through the issuance of 9,422,222 shares of its common stock, the outstanding capital stock of MSU Public Limited Company (MSU Plc.), a private company organized and based in the United Kingdom, which owns all of the capital stock of Web 2 U Limited, formerly MSU UK Limited.

              MSU Corporation operates primarily through Web 2 U Limited, which is principally engaged in the design and development of computer chips and chipsets for use in consumer electronic products. In February 1997, MSU US Operations, Inc. was incorporated in North Carolina to act as a sales company marketing and selling products developed by MSU. The activity of MSU US Operations has not been significant since its inception. All of the outstanding common stock of this company is owned by MSU Corporation.

              The consolidated financial statements include the accounts of MSU Corporation, MSU Plc., Web 2 U Limited and MSU US Operations, Inc. (collectively, the Company). All significant intercompany accounts have been eliminated in the consolidated financial statements.

              Significant Risks

              The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 1999, 1998 and 1997, the Company generated net income (losses) of approximately $(9,685,000), $292,000 and $(2,107,000), respectively. At June 30, 1999, the
              Company had an accumulated deficit of approximately $16,526,000. Additionally, the Company has had recurring negative cash flows from operations and currently has a very limited client base (see
              Note 10). These factors raise substantial doubt about the Company's ability to continue as a going concern.

              Management's plans with regard to these matters include increased cash flows from operations through further development, upgrade and marketing of its chips and products, the issuance of additional shares of the Company's common stock or debt securities in exchange for proceeds, which may be used to provide the working capital needed to commercially exploit the Company's core technologies. The Company will have to expend significant amounts of cash on research and development in order to potentially produce revenues in the future, and it anticipates the initial source of such funds to be derived from the issuance of additional debt and/or equity securities. The issuance of any additional securities would further dilute the current ownership structure. The Company also intends to develop its infrastructure and organization to support its enhanced operations as funds become available. However, there can be no assurance that management will be successful in the implementation of its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Cash Equivalents

              Cash equivalents include all highly liquid investments convertible into known amounts of cash with an original maturity, when purchased, of three months or less.

              Investments

              Investments consist of publicly traded stock of a U.S.-based company. This stock was conveyed to the Company in partial payment of fees due under a licensing agreement dated May 6, 1998 (see
              Note 3). In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these investments are accounted for as available for sale securities. Consequently, the unrealized holding loss on these securities is reported as a separate component of shareholders' equity, unless a determination is made that the holding loss is other than temporary. Upon the sale of the underlying securities, the unrealized loss included in equity will be recognized in the statements of operations. If the holding loss is determined to be permanent, the loss is recognized in the year such a determination is made.

              Equipment

              Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, generally four years.

              Inventory

              Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is generally comprised of Internet Access Devices, which are available for sale as production samples.

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

              Revenue Recognition

              The Company enters into development arrangements with certain customers to design computer chips and chipsets using existing and enhanced technology, which are suitable for use in the customer's application. The Company's development arrangements are generally performed under contractual arrangements which stipulate the Company's fee as certain performance criteria are met. The Company recognizes these development fees when its customers acknowledge that the fee has been earned by accepting the Company's work product. Development fees and related support services fees revenue recognized by the Company amounted to approximately $544,000 for the year ended June 30, 1998. None of the arrangements resulted in development fees or related support service fees, in the years ended June 30, 1999 and 1997.

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Certain arrangements provide for the customer to pay a royalty or licensing fee. Royalty fees are to be paid to the Company if the customer uses the Company's work product in commercial applications. Royalty and licensing fees earned by the Company in the year ended June 30, 1998, amounted to approximately $4,170,000. In the years ended June 30, 1999 and 1997, none of the arrangements resulted in royalty or licensing revenue to the Company.

              Revenue from the sale of chipset products to customers is recognized at the time the products are shipped.

              Deferred Financing Costs

              The costs attributable to the issuance of certain convertible promissory notes were deferred and amortized over the term of the notes. The 10% convertible notes matured on July 1, 1998 (see Note
              9), therefore, all deferred financing costs related to that issuance had been amortized as of June 30, 1998.

              Deferred Registration Costs

              Legal, accounting and other costs related to the Company's proposed registration of shares (see Note 11) were capitalized as deferred registration costs. These costs were expensed in fiscal 1998 when the Company chose to forgo the registration of the stock.

              Research and Development Costs

              Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge, which will be useful in developing new products or processes, or significantly enhancing existing products, and the implementation of such through design, building and testing of prototypes. The Company expenses all research and development costs as they are incurred.

              Net Income (Loss) Per Share

              During the fiscal year ended June 30, 1998, the Company adopted "Statement of Financial Accounting Standards No. 128 - Earnings Per Share" (SFAS 128), which requires presentation of both basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options and convertible debt. Earnings per share information for all periods have been restated to conform to the requirements of SFAS 128.

              Common share equivalents were not considered in the earnings per share calculation for 1999 and 1997 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 1999 and 1997 were calculated based on 20,550,000 and 15,700,000 weighted average common shares outstanding during the years, respectively.

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the fiscal year ended June 30, 1998:

                                                              For the Fiscal Year Ended June 30, 1998
                                                    ------------------------------------------------------------
                                                         Income              Shares             Per-Share
                                                       (Numerator)       (Denominator)            Amount
                                                    ------------------------------------------------------------
              Basic EPS
                 Net income                             $  291,744           16,245,000           $  0.02
                                                    ==================                     =====================

              Effect of Dilutive Securities
                 Common stock options                                            47,000
                                                                       -------------------

              Diluted EPS
                 Net income plus assumed
                     conversions                        $  291,744           16,292,000           $  0.02
                                                    ================== =================== =====================

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

              Comprehensive Income (Loss)

              Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report an additional measure of income (loss) on the statements of operations or to create a new financial statement that shows the new measure of income (loss). Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that are excluded from net income. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss).

              Concentrations of Credit Risk and Fair Value of Financial Instruments

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

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Concentrations of Credit Risk and Fair Value of Financial Instruments (Continued)

              Company's equity security holdings consists of an investment in one company (see Note 3). As a result, the Company has a significant credit risk related to its investment and is subject to the concentrated market risk related to not having a diversified portfolio. Volatility in the investment's stock price or low trading volume may have an adverse impact on the Company's financial position.

              Financial instruments reflected in the Company's balance sheets at June 30, 1999 and 1998 include cash and cash equivalents, subscription receivable, notes payable, and other borrowings. The carrying amount of cash and cash equivalents, subscription receivable, notes payable and other short-term borrowings approximates fair value because of the short maturity of those instruments. Because of the circumstances and the nature of the Company's relationship with its creditors, it was not practical to estimate the fair value of the $1,400,000 shareholder advance payable (see Note 4) and other borrowings.

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

              Reclassifications

              Certain amounts in the June 30, 1998 financial statements have been reclassified to conform to the June 30, 1999 presentation.

NOTE  3 -     LICENSING AGREEMENT

              On May 6, 1998, the Company entered into a licensing agreement with American Interactive Media, Inc. (AIM), whereby the Company granted to AIM a worldwide, non-exclusive license in respect of the MSU proprietary intellectual property relating to the Internet Access Device. The consideration for the license was $1,150,000 in cash and 560,000 restricted shares of common stock in AIM, of which 60,000 shares were issued directly to Capital Bay Securities and Daybreak Fund LLC in settlement of certain short-term funding received by the Company of $314,985, together with accrued interest and other fees owing to Capital Bay Securities and Daybreak Fund LLC. In fiscal 1999, the trading value of the Company's investment in AIM declined significantly. The Company determined the loss to be permanent and, accordingly, recognized an impairment loss on carrying value of investments of approximately $2,500,000 in the accompanying financial statements.

              At June 30, 1999, the Company's investment serves as collateral on certain borrowings (see Note 9).


NOTE  4 -     RELATED-PARTY TRANSACTIONS

              Prior to June 30, 1994, the Company was advanced a total of $2,159,910 from a previously unrelated third party, of which $759,910 was contributed to capital when the Company agreed to accept this amount as consideration for the issuance of 2,208,333 shares of its common stock pursuant to a March 1994 agreement. As of June 30, 1998, the $1,400,000 remaining balance of the advance remained unpaid. The advance was repaid by the Company in December 1998 through the issuance of 1,400,000 shares of restricted common stock of the Company.

              The Company has received services from law firms in which a director of the Company was employed. Amounts charged to operations for these legal services during the years ended June 30, 1999, 1998 and 1997, approximated $115,000, $122,000 and
              $117,000, respectively.

              The Company has also entered into a marketing agreement with an individual who is a director of a principal shareholder of the Company. The agreement provides, among other things, for the individual to receive compensation based upon revenue attained by the Company, as a result of transactions attributable to the individual's efforts. Compensation under the agreement is to consist of from 5% to 10% of such revenue plus warrants to acquire 75,000 shares of the Company's common stock for each $1 million of revenue attained, with an exercise price of 50% of market value at the time the warrants are issued, up to a maximum of 300,000 shares. No expense has been incurred under this agreement through June 30, 1999.

              In September 1996, a trust in which a director has an interest (the Employee Trust) loaned the Company approximately $163,000. The loan is unsecured, bears no interest, and has no defined terms for repayment. As consideration for this, the Company has granted to the trustees an option over a five-year period to subscribe for 100,000 shares of the Company's common stock with an exercise price of $2.12, being the market value of the Company's common stock at the date of grant of the options. During the fiscal year ended June 30, 1999, a further $40,000 was advanced on similar terms, and approximately $18,000 was repaid in cash. In October 1998, approximately $161,000 of this note was repaid through the issuance of 322,500 shares of restricted common stock of the Company.

              In September 1998, a director loaned the Company approximately $33,000. The loan was unsecured, bore no interest, and had no defined terms for repayment. As consideration for this, the Company granted to the director an option over a five-year period to subscribe for approximately 106,000 shares of the Company's common stock with an exercise price of $0.35, being the market value of the Company's common stock at the date of grant of the options. During December 1998, this note was repaid through the issuance of approximately 96,000 shares of restricted common stock of the Company.

              Amounts due under related party notes, advances and payables as of June 30, 1999 and 1998, amounted to approximately $186,000 and $179,000, respectively. The June 30, 1999 and 1998 balances consist of primarily approximately $158,000, and $79,000 due to a director for unpaid salaries and approximately $21,000 and $171,000 due to the Employee Trust, respectively.


NOTE  5 -     INCOME TAXES

              As of June 30, 1999, 1998 and 1997, the Company had a U.S. net operating loss carryforward of approximately $2.5 million, $2 million and $460,000, respectively, available to offset future taxable income. The net operating loss carryforward expires through the year 2019. Under U.S. federal tax laws, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

              As of June 30, 1999, 1998 and 1997, the Company's subsidiaries had a United Kingdom net operating loss carryforward of approximately $7.2 million, $4.2 million and $6.0 million, respectively. Under United Kingdom tax laws, operating losses carry forward indefinitely.

              Deferred tax assets resulting from the Company's United Kingdom income tax loss carryforwards were approximately $2.1 million, $1.3 million and $1.8 million at June 30, 1999, 1998 and 1997, respectively. The Company has established a valuation allowance to fully offset all deferred tax assets and carryforwards, as their future realization is uncertain.


NOTE  6 -     STOCKHOLDERS' DEFICIT

              During the year ended June 30, 1997, the Company issued, in private transactions, an aggregate of 452,169 shares of common stock in exchange for net consideration of approximately $1,477,000. Gross proceeds of approximately $1,527,000 were offset by $50,000 of legal fees relating to the stock issuances. Of this amount, approximately $1,027,000 was received in cash at the time of the transactions, approximately $50,000 was received in the form of consulting services, and $450,000 of stock was issued to the placement agent as partial compensation for the issuance of the 10% convertible notes (see Note 9).

              During the year ended June 30, 1998, the Company issued, in private transactions, an aggregate of 603,346 shares of unregistered common stock in exchange for net consideration of approximately $451,000 cash at the time of the transactions, and approximately $324,000 as forgiveness of interest on certain notes payable.

              During the year ended June 30, 1999, the Company issued, in private transactions, an aggregate of 8,774,025 shares of unregistered common stock in exchange for net consideration of approximately $8,737,000. Approximately $1,021,000 was received in cash for the issuance of 2,027,500 shares of common stock at the time of the transactions. Stock subscriptions receivable in the amount of approximately $149,000 relate to the issuance of 150,000 shares of common stock. Common stock representing 1,923,607 shares was issued to various parties for settlement of approximately $1,782,000 of certain advances, notes and settlements payable. Accrued interest payable approximating $153,000 was relieved through the issuance of 207,500 shares of common stock. Convertible notes payable in the amount of approximately $5,638,000 were converted into 4,465,418 shares of common stock during the year ended June 30, 1999. Conversion cost of securities issued below market during the fiscal year ended June 30, 1999 approximated $143,000, of which approximately $40,000 was as a result of related-party transactions, and was recorded as additional paid-in capital in the accompanying statements of changes in shareholders' equity (deficit) (see Note 4).


NOTE  7 -     STOCK OPTIONS AND WARRANTS

              In connection with the private placement of 1,600,000 shares of its common stock in 1996, the Company issued a warrant, which was exercisable through September 1, 1997, to purchase 3.5% of the then outstanding shares (calculated on a fully diluted basis) of the Company's common stock for consideration of $1,000,000. The warrant was subject to certain anti-dilution provisions. In July 1997, in consideration for the cancellation of the warrant and anti-dilutive provisions relating to the private placement of 1,600,000 shares of the Company's common stock, the Company issued a new warrant to purchase 650,000 shares of the Company's common stock for $650,000. This warrant is exercisable through July 2002.

              In February 1997, the Company entered into a "Placement Agent Agreement and a Bridging Loan Agreement," which provided for the issuance to the Company of a bridge loan of $600,000 in advance of the offering of approximately $2,000,000 of convertible notes (see
              Note 9). In accordance with these agreements, the Company has issued warrants to the placement agent for 10,000 shares of the Company's common stock, exercisable from May 1997 to May 2000 at a price of $3.00 per share and to the bridge loan noteholders for 60,000 shares of the Company's common stock exercisable at $3.00 per share through January 2000.

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

              In July 1997, the Company granted options to nine of its employees to acquire an aggregate of 50,000 shares of the Company's common stock at an exercise price of $3.56 per share. The option terms are as follows: options relating to 25,000 shares were exercisable on June 30, 1998; options relating to 25,000 shares were exercisable on June 30, 1999. During the year ended June 30, 1998, 10,000 of these options were canceled. The remaining options expire in June 2002.

              Pursuant to an employment agreement, in August 1997 and May 1998, the Company granted options to a director to acquire an aggregate of 600,000 shares of the Company's common stock at exercise prices as follows: 300,000 options exercisable at $2.25 per share and 300,000 options exercisable at $0.65 per share. Options relating to 250,000 shares of common stock have expired due to the director's termination of employment. The remaining options are exercisable as follows: options relating to 200,000 shares are exercisable in equal amounts in August 1998 and 1999, and options relating to the remaining 150,000 shares became exercisable in May 1998. These options expire three years after their respective dates of issuance.

              In February 1998, the Company granted options to a director to acquire an aggregate of 321,646 shares of the Company's common stock at exercise prices ranging from $1.75 to $0.65. These options are immediately exercisable and expire in February 2003.

              In July and August 1998, the Company granted options to ten of its employees to acquire an aggregate of 88,000 shares of the Company's common stock at an exercise price of $0.94 per share. These options are exercisable in equal amounts in June 1999 and 2000. As of June 30, 1999, 11,500 of these options have lapsed due to termination of the respective employees.

              In August 1998, options to purchase 145,000 shares of the Company's common stock were granted to an investment broker as consideration to extend the due date for the payment of interest on certain convertible promissory notes (see Note 9). These options are exercisable immediately at an exercise price of $1.00.

              In September 1998, the Company granted options to three directors to acquire an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.65. These options are exercisable in equal amounts in September 1998 and 1999 and expire in September 2003.

              In connection with the private placement of 2,000,000 shares of its common stock in November and December 1998, the Company issued warrants, which are exercisable immediately, to purchase 1,000,000 shares of the Company's common stock for consideration of $500,000.

              As consideration for a loan to the Company in September 1998, a director of the Company was granted options to purchase 105,857 shares of common stock at an exercise price of $0.35 per share. These options are immediately exercisable and expire in September 2003.

              In connection with the issuance of collateralized, convertible promissory notes (see Note 9) in the fiscal year ended June 30, 1999, two directors of the Company offered as security for the loan an aggregate of 2,250,000 shares of the Company's common stock owned by the directors. As consideration for pledging the collateral for the notes, the directors were granted options to purchase an aggregate of 1,125,000 shares of common stock at an exercise price of $0.50 per share. These options are immediately exercisable and expire in November 2003.

              In November 1998, the Company granted options to eight of its employees to acquire an aggregate of 65,000 shares of the Company's common stock at an exercise price of $0.75 per share. These options are immediately exercisable. As of June 30, 1999, 25,000 of these options have lapsed due to termination of the respective employees.

              In January 1999, the Company issued options to a consultant to purchase 25,000 shares of the Company's common stock at an exercise price of $2.94 per share. These options are immediately exercisable and expire in January 2004.

NOTE  7 -     STOCK OPTIONS AND WARRANTS (Continued)

              In January 1999, the Company issued options to a consultant to purchase 112,500 shsares of the Company's common stock to an unrelated Company at an exercise price of $1.50 per share. These options are immediately exercisable and expire in January 2004.

              Compensation expense recorded for stock options granted in the years ended June 30, 1999, 1998 and 1997, approximated $98,000, $230,000, and $-0-, respectively, and is included in selling, general and administrative expenses.

              Activity related to the Company's stock options during the years ended June 30, 1997, 1998 and 1999, was as follows:

                                                                              Outstanding Options
                                                             -------------------------------------------------------
                                                                                             Weighted Average
                                                                 Number of Shares             Exercise Price
                                                             -------------------------- ----------------------------
              June 30, 1996                                              380,000                  $4.47
              Grants                                                   1,622,500                  $1.70
              Exercises                                                   -                        -
              Cancellations                                               -                        -
                                                             --------------------------

              June 30, 1997                                            2,002,500                  $2.22
              Grants                                                   1,121,646                  $1.39
              Exercises                                                  (37,000)                 $1.00
              Cancellations                                             (320,000)                 $2.18
                                                             --------------------------

              June 30, 1998                                            2,767,146                  $1.86
              Grants                                                   3,166,357                  $0.61
              Exercises                                                 (172,500)                 $0.96
              Cancellations                                             (316,500)                 $1.54
                                                             --------------------------

              June 30, 1999                                            5,444,503                  $1.18
                                                             ==========================

              Options exercisable at June 30, 1999                     5,031,253                  $1.20
                                                             ========================== ============================

              The range of exercise prices for options outstanding at June 30, 1999 was $0.35 to $5.00. The following table summarizes information about options outstanding at June 30, 1999:

                                                                        Outstanding Options
                                               ----------------------------------------------------------------------
                                                                              Weighted
                                                       Number                 Average
                                                         of                 Contractual          Weighted Average
              Range of Exercise Prices                 Shares             Life (in years)         Exercise Price
              -------------------------------  ----------------------- ---------------------- -----------------------
              $0.35 to $2.50                          5,079,503                 3.7                    $0.93
              $3.00 to $5.00                            365,000                 2.2                    $4.71
                                               -----------------------
                                                      5,444,503                 3.6                    $1.18
                                               =======================
                                                                        Exercisable Options
                                               ----------------------------------------------------------------------
                                                                                                 Weighted Average
              Range of Exercise Prices                                   Number of Shares         Exercise Price
              -------------------------------                          ---------------------- -----------------------
              $0.35 to $2.50                                                   4,666,253               $0.93
              $3.00 to $5.00                                                     365,000               $4.71
                                                                       ----------------------
                                                                               5,031,253               $1.20
                                                                       ======================

NOTE  7 -     STOCK OPTIONS AND WARRANTS (Continued)

              SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provisions of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. The fair value of the options granted during the fiscal years ended June 30, 1999, 1998 and 1997 reported below, has been estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             1999                1998                 1997
                                                       -----------------    ----------------    -----------------
                 Expected life (in years)                     5                    5                   5
                 Risk-free interest rate                     7.5%                6.5%                 6.0%
                 Volatility                                  131%                130%                 135%
                 Dividend yield                              0.0%                0.0%                 0.0%

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

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is approximately as follows:

                                                           1999                  1998                 1997
                                                     ------------------    -----------------    -----------------
                Pro forma net loss                   $  (11,259,000)      $    (1,310,000)     $    (3,430,000)
                Pro forma loss per share                  $(0.55)                $(0.08)              $(0.22)

              The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE  8 -     SHORT-TERM BORROWINGS

              The Company has borrowed funds from time to time for working capital under various credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the financial institution's prime rate. All such borrowings, including bank overdrafts, are subject to the bank's discretion and are collateralized by a floating debenture on substantially all of the assets of the Company and are payable on demand. At June 30, 1999 and 1998, there were no borrowings outstanding under this arrangement.

NOTE  9 -     LONG-TERM DEBT

              During the year ended June 30, 1997, the Company issued approximately $1,830,000 of 10% convertible promissory notes (the old 10% Notes). Interest was payable quarterly and the old 10% Notes matured July 1, 1998. The old 10% Notes were collateralized by the assets of the Company and were originally convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of old 10% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $1,524,000. During the year ended June 30, 1998, the Company issued an additional $470,000 of the old 10% Notes. The Company used approximately $600,000 of the proceeds to repay certain bridge financing that it incurred during the year ended June 30, 1997 (see Note 7).

              Capital Bay Securities, as agent for the noteholders, issued a Notice of Default on the Company, as interest had not been paid on the promissory notes on the due dates. On May 6, 1998, the noteholders agreed that in consideration for the issuance of 168,000 shares of common stock, representing interest through July 31, 1998, the notes would not be declared in default at any time prior to July 31, 1998 for any reason whatso-ever. In August 1998, the noteholders agreed that in consideration for a reduction of the conversion price to $0.75, they would release all of their collateral security over the assets of the Company, except for the security of the 500,000 shares of common stock of AIM, and extend the period over which they would not declare the notes to be in default to September 30, 1998, which was subsequently extended through December 15, 1998. As of June 30, 1999, all of the 10% convertible notes were paid or converted to shares of the Company's common stock.

              In December 1998, the Company issued $175,000 of 8% convertible promissory notes (the 8% Notes). Interest was prepaid on the 8% Notes through December 2001, with an issuance of approximately 58,000 shares of the Company's common stock. The 8% Notes are collateralized by certain assets of the Company and two directors (see Note 7), mature in December 2001, and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the 8% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $156,000. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes.

              In January 1999, the Company issued $330,000 of 6% convertible promissory notes (the 6% Notes). Interest was prepaid on the 6% Notes through December 2001, with an issuance of approximately 80,000 shares of the Company's common stock. The 6% Notes are collateralized by certain assets of the Company and two directors (see Note 7), mature in December 2001, and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the 6% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $307,000. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes.

              In May 1999, the Company issued $3,670,000 of new 10% convertible promissory notes (the new 10% Notes). Interest was payable on these Notes quarterly. The new 10% Notes were collateralized by certain assets of the Company and two directors (see Note 7) and, in June 1999, were converted into shares of the Company's common stock at a rate of one share of common stock for each $2.00 of the new 10% Notes principal converted. Proceeds received by the Company from the issuance of the new 10% Notes, net of offering costs, approximated $3,376,000 in cash and $160,000 in forgiveness of non-convertible promissory notes. Since the conversion price of these notes was below the market price of the Company's stock at the date of issuance, a discount relating to this beneficial conversion feature in the amount of $3,670,000 was recorded in the year ended June 30, 1999. Due to the conversion of the new 10% Notes, this discount was fully amortized as of June 30, 1999 and appears in the accompanying statements of operations.

              The Company signed notes payable with three individuals in March 1999 for consideration of $235,000. Two of these notes were subsequently paid by the issuance of $160,000 of new 10% convertible notes to the respective noteholders. The note related to the remaining $75,000 of principal outstanding at June 30, 1999, is unsecured and was due at June 30, 1999.

              In 1999 and 1998, the Company received loans in the amount of approximately $40,000 and $8,000, respectively, from its employee trust (see Note 10). The loans are unsecured, bear no interest, and have no defined terms for repayment.

              Long-term debt consists of the following at June 30, 1999 and 1998:

                                                                                     1999                 1998
                                                                                ----------------    -----------------
             Convertible 10% promissory notes, interest payable quarterly, maturing July 1, 1998, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of
             one share for each $0.75 of note principal converted               $            -      $     2,299,750

             Convertible 8% promissory notes, interest payable quarterly, maturing December 2001, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of
             one share for each $3.00 of note principal converted                       175,000                  -

             Convertible 6% promissory notes, interest payable quarterly, maturing December 2001, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of
             one share for each $3.00 of note principal converted                       330,000                  -

             Unsecured,  noninterest-bearing  notes payable,  no specified
             date for repayment                                                          75,000                  -
                                                                                ----------------    -----------------
                                                                                        580,000           2,299,750
             Less current portion                                                       (75,000)         (2,299,750)
                                                                                ----------------    -----------------

                     Total long-term debt                                       $       505,000     $            -
                                                                                ================    =================

              Maturities on long-term debt obligations are as follows:

                              Year Ending
                                June 30,                       Principal
                           -------------------              -----------------

                                  2000                        $    75,000
                                  2001                        $        -
                                  2002                        $   505,000

              Cash paid for interest was approximately $-0-, $230,000 and $26,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

              Leases

              The Company leases office space under operating leases entered into during 1997 and 1998, which expire through March 2001. Future minimum rental payments and service charges required under the leases at June 30, 1999, are approximately as follows:

                              Year Ending
                                June 30,                        Amount
                           -------------------              ---------------

                                  2000                         $  88,000
                                  2001                         $  61,000

              For the years ended June 30, 1999, 1998 and 1997, rent expense totaled approximately $115,000, $68,000 and $54,000, respectively.

              Pension Plan

              The Company has a defined contribution pension plan for the benefit of its employees. The plan requires an employee contribution of 2.5% of the employee's salary to participate and fixes the employer contribution at 6.5% of the salary for all participating employees. For each of the years ended June 30, 1999, 1998 and 1997, the Company made contributions of approximately $54,000, $36,000 and $37,000 to the plan, respectively.

              Employment Agreements

              The Company currently has employment agreements with four of its executive officers requiring the payment of aggregate minimum annual salaries of approximately $279,000, along with certain other benefits.

              Concentrations

              The Company has no customers to date that frequently and systematically purchase its products or retain its services.

              Revenues for the years ended June 30, 1999, 1998 and 1997 were generated from a small number of customers, the loss of any one of which could have a material adverse affect on the Company's business. In fiscal 1998, substantially all of its revenues were derived from one transaction with one customer (see Note 3).

              The Company presently has only one supplier manufacturing customized Internet Access Devices using its chips and software. Should the supplier cease production, the Company could be adversely affected.

              The Company's revenue, by geographical region, during the years ended June 30, were approximately as follows:

                     Location                   1999                   1998                   1997
              -----------------------     -----------------      -----------------      -----------------
              Europe                         $     2,000           $      8,000           $         -
              Far East                            17,000                 -                     730,000
              North America                       13,000              4,171,000                750,000
                                          -----------------      -----------------      -----------------

                                             $    32,000           $  4,179,000           $  1,480,000
                                          =================      =================      =================

              Contested Liability

              In November 1994, the Company received a written demand from a third party for $75,000, plus additional unspecified amounts based upon an alleged breach of contract. The Company has advised the third party that it does not believe that it has any liability since the third party failed to perform in accordance with the contract and that the contract was of no further effect. The ultimate outcome of this matter and the amount of damages, if any, that may ultimately be incurred cannot presently be determined, and no provision for liability has been made in the accompanying consolidated financial statements.

              Employee Trust

              As of June 30, 1999 and 1998, 2,914,444 and 2,591,944 shares of the Company's common stock were held by an employee trust (the Trust), whose beneficiaries are substantially all of the employees of the Company. Contributions to the Trust are at the discretion of the Company's Board of Directors. During the years ended June 30, 1999 and 1998, the Company made no contributions to the Trust.

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

              In December 1997, the Company received a complaint demanding approximately $113,000 for unpaid public relations and consulting services. The Company filed an answer to the lawsuit stating that the Plaintiff failed to fulfill its contractual obligations and, accordingly, the Company believed it was not liable for the claimed damages. In January 1999, this matter was settled by the Company agreeing to issue to the complainant 55,000 shares of the Company's common stock, resulting in settlement expense of approximately $96,000.

              The Company continues to review the adequacy of its insurance coverage. Presently, the Company believes that its insurance coverage may be inadequate in light of current and/or prospective agreements. However, management continues to endeavor to obtain adequate coverage, although no assurance can be given that adequate insurance will be obtained.

              Year 2000 Issues (Unaudited)

              Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as "98"), such systems may not be able to process dates accurately in the year 2000 and after.

              The Company's management has made efforts to determine the possible effects of Year 2000 issues on its operations and is implementing remedial actions. Management will also attempt to determine if its significant customers, vendors and other third parties upon which it relies have addressed or will be able to address any affected systems on a timely basis. Management does not expect the potential disruption from Year 2000 issues to have a material effect on the Company's business operations, but the outcome remains uncertain. The accompanying financial statements contain no provision or adjustments related to the ultimate outcome of this uncertainty.

NOTE 11 -     REGISTRATION OF SHARES

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