Form 10-Q
period 1999-09-30
MSU CORP
filed 1999-11-15
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ______________to___________________


                       Commission File Number: 33-2822-A


                                 MSU Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                   22-274288
      -------------------------------               -----------------------
      (State or other jurisdiction of               (I R S Employer I D No)
       incorporation or organisation)

    Elder House, 526-528 Elder Gate, Central Milton Keynes, MK9 1LR, England
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011 44 1908 232100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of November 10, 1999 was 25,380,452 according to the Company's transfer agent.

                                 Form 10-Q INDEX

PART 1   FINANCIAL INFORMATION
                                                                                              Page No.
Item 1   Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 1999
                  and June 30, 1999                                                              3
         Condensed Consolidated Statements of Operations (Unaudited) for the three months
                  ended September 30, 1999 and  1998                                             4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months
                  ended  September 30, 1999 and 1998                                             5
         Notes to Condensed Consolidated Financial Statements                                    6

Item 2  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         7-10


PART 11   - OTHER INFORMATION

Item 1            Legal Proceedings                                                              11
Item 2            Change in Securities                                                           11
Item 3            Defaults upon Senior Securities                                                11
Item 4            Submission of Matters to a Vote of Security Holders                            11
Item 5            Other Information                                                              11
Item 6            Exhibits and Reports on Form 8-K                                               11

                         PART 1 - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements
MSU Corporation
Condensed Consolidated Balance Sheets  (Unaudited)

                                     ASSETS

                                                                           September 30           June 30
                                                                                1999                1999
                                                                           ------------          ----------
                                                                                     (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                   $1,544,195           $2,604,504
Accounts receivable                                                                 --                  566
Inventory                                                                       55,087               39,500
Prepaid expenses and other                                                     261,368              170,457
                                                                            ----------           ----------
          TOTAL CURRENT ASSETS                                               1,860,650            2,815,027

EQUIPMENT, net of accumulated depreciation of $180,690 and
         $152,279 at September 30, 1999 and June 30, 1999 respectively         166,037              134,959

INVESTMENTS                                                                    390,625              390,625
                                                                            ----------           ----------
          TOTAL ASSETS                                                      $2,417,312           $3,340,611
                                                                            ==========           ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of debt                                                         75,000               75,000
Related party notes and advances                                               183,388              185,811
Accounts payable and accrued liabilities                                       930,823            1,032,947
                                                                            ----------           ----------
TOTAL CURRENT LIABILITIES                                                    1,189,211            1,293,758

LONG TERM DEBT                                                                 505,000              505,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value; 50,000,000 shares authorized
25,380,452 and 25,364,262 shares issued and outstanding at
September 30, 1999 and June 30 1999 respectively                               253,804              253,642
Additional paid-in capital                                                  17,886,013           17,854,174
Stock subscriptions receivable                                                (148,750)            (148,750)
Accumulated other comprehensive income                                         166,879              108,820
Accumulated deficit                                                        (17,434,845)         (16,526,033)
                                                                            ----------           ----------
          TOTAL SHAREHOLDERS' EQUITY                                           723,101            1,541,853
                                                                            ----------           ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 $2,417,312           $3,340,611
                                                                            ==========           ==========

            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                 Three months ended
                                                     September
                                           ------------------------------
                                              1999                1998
                                           ----------          ----------
                                                     (Unaudited)
REVENUES                                   $      505            $    2,558
EXPENSES
Cost of revenues                                  300                 1,680
Selling, general and
administrative and other                      355,819               240,859
Depreciation                                   21,211                12,708
Interest expense                               44,201                57,500
Research and development                      507,983               278,259
                                           ----------            ----------
         TOTAL EXPENSES                       929,515               591,006
                                           ----------            ----------
         OPERATING LOSS                      (929,010)             (588,448)

NON OPERATING INCOME
Interest income                                20,198                   539
                                           ----------            ----------
NET LOSS                                   $ (908,812)           $ (587,909)
                                           ==========            ==========

BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE                       $ (0.04)               $(0.04)


WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                                25,376,626            16,590,237





            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Three months ended
                                                                           September 30           June 30
                                                                                1999                1999
                                                                           ------------          ----------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $(908,812)           (587,909)
Adjustments to reconcile net loss to net
cash used in operating activities                                             (157,267)            414,609
                                                                            ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                                       (1,066,079)           (173,300)
                                                                            ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                                                (52,290)            (10,368)
                                                                            ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (net)                                                      --              38,120
                                                                            ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           --              38,120
                                                                            ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES                                                 58,059             (12,522)
                                                                            ----------          ----------

NET INCREASE (DECREASE) IN CASH                                             (1,060,309)           (158,070)

CASH AT BEGINNING OF PERIOD                                                  2,604,504             166,040
                                                                            ----------          ----------
CASH AT END OF PERIOD                                                       $1,544,195              $7,970
                                                                            ==========          ==========


            See notes to condensed consolidated financial statements

MSU Corporation
Notes to Condensed Consolidated Financial Statements


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at September 30, 1999, the results of its operations for three months ended September 30 1999 and 1998, and its cash flows for the three months ended September 30, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1999. The results of the operations for the three months ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2 - SHAREHOLDERS' EQUITY

During the three months ended September 30, 1999, shareholders' equity decreased approximately $819,000. Net loss for the three month period was $909,000 and the cumulative translation adjustment increased by approximately $58,000.

During the period the Company issued 16,000 shares of common stock in settlement of outstanding interest on certain promissory notes.


NOTE 3 - LOSS PER COMMON SHARE

The Loss per common share is computed based upon the weighted average of the shares outstanding during the period.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business Operations and Significant Risks

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, Web 2 U Limited and MSU Operations (US) Inc. (collectively the 'Company'). All significant inter company accounts have been eliminated in the consolidated financial statements.

The Company operates primarily through Web 2 U Limited which is principally engaged in the design and development of computer chips and chipsets principally for use in high volume consumer electronic products. Most of the Company's chips incorporate multiple functions, thereby eliminating the need for multiple chips and permitting a more efficient printed circuit board design and a diminished risk of malfunction and error at a lower cost.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At September 30, 1999 there was an accumulated deficit of $17,434,845. Additionally the Company has had recurring negative cash flows from operations.

The Company expects that it is likely to incur net losses at least through to the second quarter of fiscal 2000 as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The reader should be aware that the Company is likely to incur net losses in fiscal 2000 if anticipated revenues from license fees, development fees, and royalties in respect of sales of the Envoy chip, or license fees, royalties and conditional and forecasted purchase orders of customised Internet Access Devices are not realised. Such conditional and forecasted purchase orders in respect of the Internet Access Device assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable. However, should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 2000 and/or be unable to continue as a going concern. The foregoing factors raise doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

During the three month period ended September 30, 1999 significant software hardware modifications to the television set top Internet Access Device were completed and the Company has announced the commencement of production samples of the latest 4 megabyte version of the proprietary Slipstream Internet Access Device (recently renamed 'Web2u'). The Company is continuing to develop the main component of the television set top Internet Access Device, ISP Chip, which will provide enhanced Internet features.

In addition, the development of the Company's Envoy chip is continuing and the Company considers that commercial sales could commence in fiscal 2000. The Company cannot be certain that any such sales will occur.

The Company's strategy can be segmented into three specific areas: people, processes and products. The Company anticipates that this three fold focus will enable it to attack aggressively the Internet related products market.

In order to support this strategy, the company anticipates that if revenues from trading operations are not generated in the coming months, it will, at least in the short term, have to continue to fund its operations through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company.

The markets for the Company's products have only recently begun to develop, are rapidly evolving and are highly competitive, with substantially all competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. The Company may not be successful in addressing any of the foregoing risks or in implementing its strategy. Moreover, the Company may never achieve profitability and may be unable to continue as a going concern.


Results of Operations
Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Revenues for the three months ended September 30, 1999 decreased over the same period of 1998 by approximately $2,000. Comparison with the previous period however is not meaningful as in that period, apart from the sales of a small number of samples, there were no revenues generated as the Company continued to concentrate its efforts on further software and hardware developments of its Internet Access Device and the Envoy chip.

The Company has only limited customers to date that frequently and systematically purchase its products or retains its services. The loss of one customer could have a material effect on the Company's business.

Costs of revenues for the three months ended September 30, 1999 decreased over the same period in 1998 by $1,380. The cost of revenues fluctuate due to variations in gross margins as between chip sales, support services and development services; however, because of the limited number of sales in the three months ended September 30, 1999, comparison with 1998 is not meaningful.

Research and development expenses generally consist of expenditure related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, and the television set top Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three months ended September 30, 1999 research and development expenses were approximately $230,000 more than in the corresponding period in the previous year which reflects the significant increase in resources which the Company has been able to deploy in this area following the successful raising of additional capital in the fourth quarter of fiscal 1999. The fluctuations from period to period also reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. As mentioned above, as the revenues generated in the three months ended September 30, 1999 were negligible, comparison of research and development expenditure as a percentage of revenues for the respective periods is not meaningful.

Selling, general and administrative and other expenses for the three months ended September 30, 1999 increased over the same period of 1998 by approximately $115,000. The increase in the three months ended September 30, 1999 is primarily due to an increase in personnel, marketing and promotional costs in this period. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent and occupancy costs and professional fees.

Interest expense for the three months ended September 30, 1999 was approximately $13,000 less than in the three months ended September 30, 1998 and represents interest paid on promissory notes.

Liquidity and Capital resources

The Company has financed its operations through private sales of equity and debt securities.

For the three month period ended September 30, 1999 cash used in operating activities of approximately $1,066,000 was mainly attributable to the Company's net loss for the period of $909,000. Cash flows from investing activities of approximately $52,000 during such period related mainly to the acquisition of computer equipment.

At September 30, 1999 the Company's principal source of liquidity was approximately $1,540,000 in cash of which approximately $500,000 has been committed to the production of the Company's proprietary television top Internet Access Devices. Since September 30, 1999 additional liquidity of $150,000 has been provided from the sale of a further 10% convertible note.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 2000 will be insufficient to meet its cash needs for working capital and capital expenditures for the remainder of fiscal 2000. The Company is however actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. Even assuming such additional financing, the Company may not be able to meet its liquidity requirements or to continue as a going concern.

Year 2000 Compliance Issues

The Year 2000 computer problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to utilise properly dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. Also, none of the products designed by the Company, which are currently in manufacture, utilise date sensitive chips. The Company is not able to determine however whether all of its suppliers, lenders, customers or service providers will need to make any such modifications or replacements or whether the failure to make such software corrections will have an adverse effect on the Company's operations or financial condition. Although it is management's belief that the failure by such entities to make required software corrections could have a material adverse on the Company's operations or financial condition, management is not able to estimate the amount of such adverse effects, if any. The Company is continuing with the process of assessing the status of these entities' 'Year 2000' compliance.

PART 11 - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in securities

         In July 1999 the Company issued 16,000 shares of its common stock in consideration for the forgiveness of interest due on certain promissory notes, the principle of which was converted into shares of common stock in June 1999.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         Commencing in the period reported, management solicited the Company's stockholders to vote by written consent to change the name of the Company to Web2u, Inc.

Item 5 - Other information

         None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 27. Financial Data Schedule


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                                 MSU Corporation
                                                                    (Registrant)

Date  November 12, 1999                                /s/ R H Phillips
                                     -------------------------------------------
                                              R H Phillips, Vice President
                                    (Principal Financial and Accounting Officer)