Form 10-Q
period 1999-12-31
MSU CORP
filed 2000-02-14
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from ______________to___________________

Commission File Number: 33-2822-A

                                 MSU Corporation
             (Exact name of registrant as specified in its charter)

          Florida                                            22-274288
(State or other jurisdiction of                       (I R S Employer ID No)
incorporation or organisation)

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

The number of shares of common stock of the Registrant outstanding as of February 9, 2000 was 25,455,452 according to the Company's transfer agent.

                                 Form 10-Q INDEX


PART 1  - FINANCIAL INFORMATION
                                                                        Page No.

Item 1    Condensed Consolidated Financial Statements
          Condensed  Consolidated Balance sheets as of December 31,
            1999 and June 30, 1999                                            3
          Condensed Consolidated Statements of Operations for the
            three and six months ended December 31, 1999 and the
            three and six months ended December 31, 1998                      4

          Condensed Consolidated statements of Cash Flows for the
            six months ended December 31, 1999 and 1998                       5
          Notes to Condensed Financial Statements                             6

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7-11


PART 11 - OTHER INFORMATION

Item 1    Legal Proceedings                                                  12
Item 2    Change in Securities                                               12
Item 3    Defaults upon Senior Securities                                    12
Item 4    Submission of Matters to a Vote of Security Holders                12
Item 5    Other Information                                                  12
Item 6    Exhibits and Reports on Form 8-K                                   12

                         PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

                                 MSU Corporation
                Condensed Consolidated Balance Sheets (Unaudited)

                                     ASSETS

                                                                          December 31              June 30
                                                                             1999                    1999
                                                                          -----------              --------
CURRENT ASSETS                                                           $                         $
Cash and cash equivalents                                                    620,254                2,604,504
Accounts receivable                                                                                       566
Inventory                                                                    201,543                   39,500
Prepaid expenses and other                                                   152,993                  170,457
                                                                          ----------               ----------
                  TOTAL CURRENT ASSETS                                       974,790                2,815,027

EQUIPMENT, net of accumulated depreciation of $201,733 and
    $152,279 at December 31, 1999 and June 30, 1999 respectively             170,763                  134,959

INVESTMENTS                                                                  390,625                  390,625
                                                                          ----------              -----------
                  TOTAL ASSETS                                            $1,536,178               $3,340,611
                                                                          ==========              ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of debt                                                       75,000                   75,000
Accounts payable and accrued liabilities                                   1,037,477                1,032,947
Related-party notes, advances and payables                                    99,788                  185,811
                                                                          ----------              -----------
                 TOTAL CURRENT LIABILITIES                                 1,212,265                1,293,758

LONG TERM DEBT                                                               505,000                  505,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' FUNDS
Common stock, $0.01 par value; 50,000,000 shares authorized 25,455,452 and 25,364,262 shares issued and outstanding at December 31, 1999
    and June 30 1999 respectively                                            254,554                  253,642
Additional paid-in capital                                                18,185,263               17,854,174
Stock subscriptions receivable                                              (148,750)                (148,750)
Accumulated other comprehensive income                                       114,241                  108,820
Accumulated deficit                                                      (18,586,395)             (16,526,033)
                                                                         -----------              -----------
                  TOTAL SHAREHOLDERS' FUNDS (DEFICIT)                       (181,087)               1,541,853
                                                                         -----------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' FUNDS                                $ 1,536,178              $ 3,340,611
                                                                         ===========              ===========


            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Operations
(Unaudited)


                                                     Three months ended                  Six  months ended
                                                       December 31                          December 31,
                                                     ------------------                  ------------------
                                                     1999          1998                  1999          1998
                                                     ----          ----                  ----          ----
REVENUES                                           $     -      $   7,250            $      505     $    9,808

EXPENSES
Cost of revenues                                         -          2,628                   300          4,308
Selling, general and
  administrative and other                         513,592        263,141               869,113        504,000
Depreciation                                        25,447         25,003                46,658         37,711
Interest expense                                    12,200         38,333                56,401         95,833
Research and development                           462,292        411,112               970,575        689,371
                                                 ---------      ---------             ---------      ---------
         TOTAL EXPENSES                          1,013,531        740,217             1,943,047      1,331,223
                                                 ---------      ---------             ---------      ---------
         OPERATING LOSS                         (1,013,531)      (732,967)           (1,942,542)    (1,321,415)

NON OPERATING INCOME
Interest income                                     11,981          2,122                32,180          2,661

Amorization of discount on convertible notes      (150,000)             -              (150,000)             -
                                                 ---------      ---------             ---------      ---------
         TOTAL NON-OPERATING
           INCOME (EXPENSE)                       (138,019)         2,122              (117,820)         2,661
                                                 ---------      ---------             ---------      ---------
NET LOSS                                       $(1,151,550)     $(730,845)          $(2,060,362)   $(1,318,754)
                                                 ---------      ---------             ---------      ---------

LOSS PER COMMON SHARE                               $(0.05)        $(0.04)               $(0.08)        $(0.08)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                  25,413,876     18,429,233            25,395,251     17,509,735









            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                        Six months ended
                                                              December 31               December 31
                                                                  1999                       1998
                                                              -----------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $ (2,060,362)              $ (1,318,754)
Adjustments to reconcile net loss to net
  cash used in operating activities                                 3,152                    424,014
                                                             ------------               ------------
NET CASH USED IN OPERATING ACTIVITIES                          (2,057,210)                  (894,740)
                                                             ------------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                                   (82,462)                   (13,899)
                                                             ------------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                          150,000                    195,648
Repayment of promissory notes in cash                                                       (373,439)
Issuance of common stock for cash                                                          1,033,200
Costs directly related to financing activities                                               (77,500)
                                                             ------------               ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                      150,000                    777,909
                                                             ------------               ------------

EFFECT OF EXCHANGE RATE CHANGES                                     5,421                     21,206
                                                             ------------               ------------

NET INCREASE (DECREASE) IN CASH                                (1,984,251)                  (109,524)

CASH AT BEGINNING OF PERIOD                                     2,604,504                    166,040
                                                             ------------               ------------
CASH AT END OF PERIOD                                        $    620,253               $     56,516
                                                             ============               ============









            See notes to condensed consolidated financial statements

MSU Corporation
Notes to Condensed Consolidated Financial Statements


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries at December 31, 1999, the results of its operations for three and six months ended December 31, 1999 and 1998, and its cash flows for the six months ended December 31, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1999. The results of the operations for the three and six months ended December 31, 1999 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2 - SHAREHOLDERS' EQUITY

During the six months ended December 31, 1999, there was a decrease in shareholders' funds of approximately $1,723,000. Net loss for the six month period was $2,060,000 and the cumulative translation adjustment increased by approximately $6,000.

During the three month period ended December 31, 1999, the Company sold $150,000 10% convertible promissory notes which were subsequently converted into shares of common stock at a conversion price of $2 for each $2 of promissory notes held.

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

During the six month period ended December 31, 1999 significant software and hardware modifications to the television set top Internet Access Device were completed and the Company has commenced production, through Shanghai Thakral Electronic Industries Corp. of the latest 4 megabyte version of the proprietary Slipstream Internet Access Device (recently renamed 'Web 2u'). The Company is continuing to develop the main component of the television set top Internet Access Device, the ISP Chip, which will provide enhanced Internet features.

The period has also seen significant change in the management of the company as it begins to place greater focus on production and sales. The appointment of Darran H. Evans as Chief Executive Officer and a member of the Board of Directors and further appointments into executive positions has reflected the objectives of the company in commercialising the products that have already been successfully developed. In addition to changes in the executive team MSU welcomed Jeffrey N. Green and Stephen W. Coles to the Board of Directors. Mr. Green is Chairman and Chief Executive Officer of Paradigm Capital, Inc. a Toronto, Ontario-based investment company focused on the telecommunications, technology, industrial technology and niche brand areas. Mr. Coles is an attorney with and Director of Brinkley Walser PLLC in North Carolina, and specializes in corporate law. Messrs. Green and Coles provide more depth and add an American presence to the Board, reflecting the importance of international markets to the success of MSU. The Board now is comprised of eight members.

The period saw substantive progress in positioning the company to enter its chosen markets. Within the UK, Argos, the largest UK catalogue retailer, announced its intention to list the Web2u set top box in its Spring Summer catalogue from January 30th 2000. Catalogue circulation is forecast at approximately 16 million for the Spring Summer edition. The Web2u product will additionally be included in some specialized instore catalogues within the 438 stores operated by Argos. Additionally, within the UK market, Tandy stores, which specialize in consumer electronic products, will begin offering the Web2u product in a majority of their stores in February. Tandy, owned by Carphone Warehouse in the UK, operates 228 town center (high street) stores in the UK. Tandy also is expected to include the Web2u in its catalogue to be available later in 2000. To ready the company for these and further incursions into the UK retail market the company has achieved agreement with a distribution and logistics company, Doro Audioline as well as a product support specialist, Infoteam. Doro Audioline has agreed to distribute the Web2u in selected UK retail accounts and mail order. Doro Audioline is a 25-year old telecommunications firm with extensive experience in the UK markets. Doro Audioline will also provide general warehousing and other distribution services to MSU Corporation. Infoteam has agreed to provide consumer and technical support for the Web2u product in the UK. Infoteam currently also supports the Sony Playstation(R) as well as other electronic products in UK markets.

Outside the UK market, the Company has chosen to pursue partnering strategies with companies that can provide MSU with immediate commercial advantages.

The Company's subsidiary, Web2U Limited, has signed a Swap Agreement, a Software License Agreement, a Strategic Investment Agreement and a Product Know- How Agreement (collectively, the "Agreements") with JadooNet.com Ltd. ("JadooNet"), a joint venture between Salora International Ltd. and Infoquest E-Commerce Pvt Ltd. The Agreements, copies of which are attached as Exhibits to this report, provide for the exclusive license, manufacture and sale of the Web2u Internet Set Top Box in India, Sri Lanka, Bangladesh and Nepal (the "Territory"). JadooNet will exclusively manufacture and market the Web2u system in the Territory. MSU Corporation will receive a license fee per Unit on the initial Units produced and a reduced specified fee per Unit thereafter in addition to a product know-how fee and will sell certain components of the Web2u access device to JadooNet. MSU will also help customize the product for the markets covered by the Agreement. As part of the Agreements, each of MSU and JadooNet will receive Warrants exercisable for a term of one year to purchase shares in the other, up to an agreed upon amount of the outstanding capital stock of the other. JadooNet is incorporated in India with its registered office in Bombay. It is an associated company of Salora International Ltd., which is a manufacturer and marketer of a variety of electronic products. Salora began introducing television sets into the Indian market in 1977. It presently manufactures and/or markets television sets, speakers, Panasonic fax machines, printers, and digital cameras. It also sells color monitors and cordless phones under its own brand. An on-going strategy for Salora has been to introduce new technology into the Indian market with foreign partners. Salora possesses three manufacturing facilities in India and has its own research and development staff. Infoquest E-Commerce Pvt Ltd. is an Internet incubator with business interests in innovative Internet access devices, Internet payment portals, an IT retail chain, and web-based learning and IT-enabled services.

Within the territories of North and South America, the Company has entered into a sales agency agreement with Corstar Business Computing Co., Inc. of Hawthorne, New York, and McLaughlin International, Inc. in San Antonio, Texas (collectively, the "Agents"), to promote and sell the Company's products. Mark McLaughlin, a principal shareholder of the Company, is the controlling principal of McLaughlin International, Inc. The Company has agreed to pay the Agents to be divided equally between them, plus a commission per Unit of the Company's products sold. MSU, as additional consideration, granted the Agents Warrants, and has agreed to issue them additional Warrants upon the sale of additional Units of the Company's products. The Agreement is terminable on 90 days prior written notice before the end of any one-year term or it continues for another year.

The partnership approach is continuing to be pursued in other geographic territories.

Management believe that initial revenues arising from the more aggressive sales and marketing strategies that are being pursued will be seen during the next quarter (third quarter of fiscal 2000).

Risks

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At December 31, 1999 there was an accumulated deficit of $18,586,395. Additionally the Company has had recurring negative cash flows from operations.

The Company expects that it is likely to incur net losses at least through to the third quarter of fiscal 2000 and possibly through that year as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand.

The foregoing statements are forward looking statements that involve risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond the third quarter of fiscal 2000 if anticipated revenues from license fees, royalties and conditional and forecasted purchase orders of customised Internet Access Devices are not realised. Such conditional and forecasted purchase orders in respect of the Internet Access Device assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 2000 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

The company anticipates that if revenues from trading operations are not generated in the coming months, it will, at least in the short term, have to continue to fund its operations, through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company.

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

Results of Operations

Comparison of the three and six months ended December 31, 1999 to the three and six months ended December 31, 1998

There were no revenues in the three months ended December 31, 1999 and the revenues for the six months ended December 31, 1999 decreased over the same period in 1998 by approximately $9,300 to $505 from $9,808. Comparison with the previous periods however is not meaningful as in these periods, apart from the sales of a small number of samples, there were no revenues generated as the Company continued to concentrate its efforts on further software and hardware developments of its Internet Access Device, and the Envoy chip.

The Company has only limited customers to date that frequently and systematically purchase its products or retain its services. The loss of one customer could have a material effect on the Company's business.

There were no costs of revenues for the three months ended December 31, 1999. The cost of revenues for the six months ended December 31, 1999 decreased over the same period in 1998 by approximately $4,000 to $300 from $4,308. The cost of revenues fluctuate due to variations in gross margins as between chip sales, support services and development services; however, because of the limited number of sales in the six months ended December 31, 1999, comparison with 1998 is meaningless.

Research and development expenses generally consist of expenditures related to the Company's development of its chips and prototype products, such as the ISP Chip, the Envoy Chip, and the television set top Internet Access Device and specific research and development performed pursuant to development arrangements with third parties. For the three months and six months ended December 31, 1999 research and development expenses increased approximately $51,000 and $281,000, respectively, over $411,112 and $689,371 in the corresponding periods in the previous year which reflects the significant increase in resources which the Company has been able to deploy in this area following the successful raising of additional capital in the fourth quarter of fiscal 1999. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. As mentioned above, as the revenues generated in the three and six months ended December 31, 1999 were negligible, comparison of research and development expenditure as a percentage of revenues for the respective periods is not meaningful.

Selling, general and administrative and other expenses for the three and six months ended December 31, 1999 increased by approximately $250,000 and $365,000 respectively over $263,141 and $504,000 in the same period of 1998. The increase in the three and six months ended December 31, 1999 is primarily due to an increase in personnel, marketing and promotional costs in these periods during which, or shortly thereafter, the Company announced the formation of a business alliance in the United States; distribution and support agreements in the United Kingdom; and a licensing agreement in India, all of which are referred to in more detail above. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent and occupancy cost; and professional fees.

Interest expense for the three and six months ended December 31, 1999 decreased approximately $26,000 and $39,000, respectively, from $38,333 and $95,833 in the corresponding periods for the previous year. Interest expense in 1999 represents interest payable on promissory notes totalling $580,000 which were outstanding throughout these periods. In the same periods in 1998 (pound)2,300,000 10% Convertible Notes were outstanding which were either repaid or converted in November and December 1998.


Liquidity and Capital resources

The Company has financed its operations through private sales of equity and debt securities.

For the six month period ended December 31, 1999 cash used in operating activities of approximately $2,057,000 was attributable to the Company's net loss for the period of $2,060,000. Cash flows from investing activities of approximately $82,000 during such period related mainly to the acquisition of computer equipment.

Cash flows from financing activities of $150,000 were attributable to an issue of new convertible notes of $150,000 which were later converted into shares of common stock at a conversion price of $2 per share.

At December 31, 1999 the Company's principal source of liquidity was approximately $620,000 in cash of which approximately $290,000 is committed to meet a letter of credit drawn in favor of the Company's supplier of the television set top Internet Access Devices.

Since December 31, 1999 additional liquidity has been provided from the exercise of options over 150,000 shares of common stock, which had been granted in 1998, at $0.65 per share by Mr. Keith E. Peirson, a former director of the Company. In addition, the Company has sold approximately $650,000 worth of 10% Convertible Promissory Notes details of which are set out in Part II of this document.

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

In November 1999 the Company issued 75,000 shares of its common stock pursuant to the conversion of $150,000 10% Convertible Promissory Notes.

On January 5, 2000 Mr. Keith E. Peirson, a former director of the Company, exercised options over 150,000 shares of common stock. The options had been granted to him in 1998, at $0.65 per share.

In January 2000, the Company agreed to issue, as part of the Agreements with JadooNet, warrants exercisable for a term of one year to purchase shares of stock of the Company See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In January 2000, as part of a sales agency agreement, the Company granted to Corstar Business Computing Co., Inc. and McLaughlin International, Inc. Warrants, and has agreed to issue them additional Warrants upon the sale of additional Units of the Company's products.

Since June 30, 1999, options over 601,000 shares of common stock were granted to three new directors at prices between $2.75 and $3.38 and options over 164,000 shares were granted to eighteen employees at prices between $2.25 and $3.125.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

Commencing in September 1999, holders of a majority of the Company's issued and outstanding shares of common stock voted by written consent to amend the Company's Certificate of Incorporation to change the name of the Company to Web2u, Inc. The officers of the Company are in the process of effecting this amendment.

Item 5 - Other information

In January and February 2000, the Company sold approximately $650,000 10% Convertible Promissory Notes. The Notes are due on the earlier of December 31, 2000 or out of the proceeds of an offering by the Company that raises a minimum of $5,000,000 prior to that date. The Notes are convertible into shares of common stock at $3.00 per share but if at any time during the term of the Notes, the closing market bid price of the common stock equals or exceeds $6.00 per share for a period of thirty consecutive days, the Notes shall automatically be converted. Attached to each $50,000 of the Notes are warrants to purchase 20,000 shares of common stock at $3.00 per share on or before December 31, 2001.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits:

 27        Financial Data Schedule

 99.1 Product Know-How Agreement, dated as of January 18, 2000, by and between Web2U, Limited and JadooNet.com Limited.

 99.2 Software License Agreement, dated as of January 18, 2000, by and between Web2U Limited and JadooNet.com Limited.

 99.3 Strategic Investment Agreement, dated as of January 18, 2000, by and between MSU Corporation, Web2U Limited and JadooNet.com Limited.

 99.4 Swap Agreement, dated as of January 18, 2000, by and between Web2U Limited and JadooNet.com Limited.

 99.5      Sales Representative Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                                                 MSU Corporation
                                                                    (Registrant)

Date: February 11, 2000

                                                    R H Phillips, Vice President
                                    (Principal Financial and Accounting Officer)