Form 10-Q
period 2000-03-31
MSU CORP
filed 2000-05-15
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ______________to___________________

Commission File Number: 33-2822-A

                                 MSU Corporation
             (Exact name of registrant as specified in its charter)

Florida                                                   22-274288
(State or other jurisdiction of                      (IRS Employer ID No)
incorporation or organisation)

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

                                 Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of May 11, 2000 was 25,631,202 according to the Company's transfer agent.

                                 Form 10-Q INDEX

PART 1   - FINANCIAL INFORMATION

                                                                                      Page No.
Item 1   Condensed Consolidated Financial Statements
         Condensed Consolidated Balance sheets as at March 31, 2000 and June 30,
         1999                                                                              3
         Condensed Consolidated statements of Operations for the three and nine months ended March 31, 2000 and the three and nine months
         ended March 31, 1999                                                              4

         Condensed Consolidated statements of Cash Flows for the nine months ended         5
         March 31, 2000 and 1999
         Notes to Condensed Financial Statements                                         6-7

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          8-12


PART 11  - OTHER INFORMATION

Item 1            Legal Proceedings                                                       13
Item 2            Change in Securities                                                    13
Item 3            Defaults upon Senior Securities                                         13
Item 4            Submission of Matters to a Vote of Security Holders                     13
Item 5            Other Information                                                       13
Item 6            Exhibits and Reports on Form 8-K                                        14

                         PART 1 - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements
MSU Corporation
Condensed Consolidated Balance Sheets  (Unaudited)

                           ASSETS
                                                                 March 31        June 30
                                                                   2000           1999
CURRENT ASSETS
Cash and cash equivalents                                      $   205,975     $ 2,604,504
Accounts receivable                                                125,979             566
Inventory                                                          446,091          39,500
Prepaid expenses and other                                         360,053         170,457
                                                               -----------     -----------
TOTAL CURRENT ASSETS                                             1,138,098       2,815,027

EQUIPMENT, net of accumulated depreciation of $218,710 and
$152,279 at March 31, 2000 and June 30, 1999 respectively          176,544         134,959

INVESTMENTS                                                        125,000         390,625
                                                               -----------     -----------
TOTAL ASSETS                                                   $ 1,439,642     $ 3,340,611
                                                               ===========     ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of debt                                            825,000          75,000
Accounts payable and accrued liabilities                         1,345,484       1,032,947
Related-party notes, advances and payables                          84,720         185,811
                                                               -----------     -----------
TOTAL CURRENT LIABILITIES                                        2,255,204       1,293,758

LONG TERM DEBT                                                     505,000         505,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $0.01 par value; 50,000,000 shares authorized
25,631,202 and 25,364,262 shares issued and outstanding at
March 31, 2000 and June 30 1999 respectively                       256,312         253,642
Additional paid-in capital                                      18,643,881      17,854,174
Stock subscriptions receivable                                    (145,000)       (148,750)
Accumulated other comprehensive income                             149,770         108,820
Net unrealised loss                                               (265,625)              0
Accumulated deficit                                            (19,959,900)    (16,526,033)
                                                               -----------     -----------
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                            (1,320,562)      1,541,853
                                                               -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)             $1,439,642    $ 3,340,611
                                                               ============    ===========

            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                   Three months ended            Nine months ended
                                                        March 31                     March 31
                                                   2000          1999           2000          1999
REVENUES                                      $   397,013    $         0    $   397,517    $     9,808

EXPENSES
Cost of revenues                                  394,995          2,587        394,995          6,895

Selling, general and
administrative and other                          592,796        546,181      1,462,207      1,050,181
Depreciation                                       18,217         19,806         64,875         57,517
Interest expense                                   25,584         10,450         81,985        106,283
Research and development                          447,594        443,045      1,418,170      1,132,416
                                              -----------    -----------    -----------    -----------
TOTAL EXPENSES                                  1,479,186      1,022,069      3,422,232      2,352,292
                                              -----------    -----------    -----------    -----------
OPERATING LOSS                                 (1,082,173)    (1,022,069)    (3,024,715)    (2,343,484)

NON OPERATING INCOME
Interest income                                       (81)           (27)        32,098          2,634

Amortization of discount on convertible notes    (291,251)             -       (441,251)             -
                                              -----------    -----------    -----------    -----------
TOTAL NON-OPERATING
INCOME (EXPENSE)                                 (291,332)           (27)      (409,153)         2,634
                                              -----------    -----------    -----------    -----------
NET LOSS                                      $(1,373,506)   $(1,022,096)   $(3,433,868)   $(2,340,850)
                                              ===========    ===========    ===========    ===========
BASIC AND DILUTED NET
LOSS PER COMMON SHARE                             $ (0.05)        $(0.04)        $(0.13)        $(0.12)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                                    25,558,230     23,105,043     25,448,784     19,374,838

            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                               Nine months ended
                                                           March 31            March 31
                                                             2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $(3,433,868)        $(2,340,850)
Adjustments to reconcile net loss to net
cash used in operating activities                             27,972             985,412
                                                         -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                     (3,405,896)         (1,355,438)
                                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                             (106,460)            (69,429)
                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                     900,000             720,270
Repayment of promissory notes in cash                          3,750            (373,439)
Issuance of common stock for cash                            169,125           1,035,075
Costs directly related to financing activities                                   (81,570)
                                                         -----------         -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                 1,072,875           1,300,330
                                                         -----------         -----------
EFFECT OF EXCHANGE RATE CHANGES                               40,952              46,892
                                                         -----------         -----------
NET (DECREASE) IN CASH                                    (2,398,529)            (77,645)

CASH AT BEGINNING OF PERIOD                                2,604,504             166,040
                                                         -----------         -----------
CASH AT END OF PERIOD                                    $   205,975         $    88,395
                                                         ===========         ===========

            See notes to condensed consolidated financial statements

MSU Corporation



Notes to Condensed Consolidated Financial Statements


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries (collectively, the "Company") at March 31, 2000, the results of its operations for three and nine months ended March 31, 2000 and 1999, and its cash flows for the nine months ended March 31, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 1999. The results of the operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2 - SHAREHOLDERS' EQUITY

During the nine months ended March 31, 2000, there was a decrease in shareholders' equity of approximately $2,862,000. Net loss for the nine-month period was $3,434,000 and the cumulative translation adjustment increased by approximately $41,000.

During the three month period ended March 31, 2000, the Company issued 152,500 shares of its common stock following the exercise of stock options, of which 150,000 of these shares was to a former director. In addition 23,250 shares of common stock were sold to a director, J M Simpson at $3.00 per share.

NOTE 3 - NEW CONVERTIBLE PROMISSORY NOTES

In January through March 2000 the Company issued $750,000 new convertible promissory notes. These Notes are due on the earlier of December 31, 2000 or out of the proceeds of an offering by the Company that raises a minimum of $5,000,000 prior to that date. The Notes are convertible into shares of common stock at $3.00 per share but if at time during the term of the Notes, the closing market bid price of the common stock equals or exceeds $6.00 per share for a period of thirty consecutive days, the Notes shall automatically be converted. Attached to each $50,000 of the Notes are warrants to purchase 20,000 shares of common stock at $3.00 per share on or before December 31, 2001.

The company has chosen to amortize the whole of the discount on the convertible notes of $291,000 in this quarter.

NOTE 4 - LOSS PER COMMON SHARE

The basic and diluted net loss per common share are computed based upon the weighted average of the shares outstanding during the period. Dilutive net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and warrants or upon the conversion of convertible debt would be antidilutive.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains forward looking statements that involve risks and uncertainties. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act and 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-Q are based on information available to the Company at the date of this report on Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the Company's inability to market its products, infeasibility of developing new products, the Company's inability to obtain adequate financing for its continued operations and other factors discussed elsewhere in this report on Form 10-Q. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-Q.

Overview of Business Operations and Significant Risks

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, Web 2 U Limited and MSU Operations (US) Inc. All significant inter-company accounts have been eliminated in the consolidated financial statements.

The Company operates primarily through Web 2 U Limited which is principally engaged in the design and development of software, computer chips and chipsets principally for use in high volume consumer electronic products. Most of the Company's chips incorporate multiple functions, thereby eliminating the need for multiple chips and permitting a more efficient printed circuit board design and a diminished risk of malfunction and error at a lower cost. The focus of the Company at this point in time is on the development of the Set Top Internet Access Device ("herein referred to as IAD") to be used in conjunction with television and telephones.

During the nine month period ended March 31, 2000 significant software and hardware modifications to the IAD were completed and the Company has commenced production, through Shanghai Thakral Electronic Industries Corp., of the latest 4 megabyte version of the proprietary IAD. The Company is continuing to develop the ISP Chip and related software, which will provide enhanced Internet features.

The period has also seen significant change in the management of the Company as it begins to place greater focus on production and sales. The appointment of Darran H. Evans as Chief Executive Officer and a member of the Board of Directors and further appointments into executive positions have reflected the objectives of the Company in commercializing the products that have already been successfully developed. In addition to changes in the executive team MSU welcomed Jeffrey N. Green and Stephen W. Coles to the Board of Directors. Mr. Green is Chairman and Chief Executive Officer of Paradigm Capital, Inc. a Toronto, Ontario-based investment company focused on the telecommunications, industrial, technology and niche brand areas. Mr. Coles is an attorney with and Director of Brinkley Walser PLLC in North Carolina, and specializes in corporate law. Messrs. Green and Coles provide more depth and add an American presence to the Board, reflecting the importance of international markets to the success of MSU. The Board now is comprised of eight members.

The period saw substantive progress in positioning the Company to enter its chosen markets. Within the UK, Argos, the largest UK catalogue retailer, listed the IAD in its Spring/Summer catalogue from January 30, 2000. Catalogue circulation is forecast at approximately 16 million for the Spring/Summer edition. The IAD product has additionally been included in some specialized in store catalogues within the 438 stores operated by Argos. Additionally, within the UK market, Tandy stores, which specialize in consumer electronic products, began offering the IAD in a majority of their stores in February. Tandy, owned by Carphone Warehouse in the UK, operates 228 town centre (high street) stores in the UK. Tandy also is expected to include the IAD in is its catalogue to be available later in 2000. To ready the Company for these and further incursions into the UK retail market the Company has established agreements with a distribution and logistics company, Doro Audioline as well as a product support specialist, Infoteam. The Company has achieved an agreement with Doro Audioline to distribute the IAD in selected UK retail and mail order accounts. Doro Audioline is a 25-year old telecommunications firm with extensive experience in the UK markets. Doro Audioline will also provide general warehousing and other distribution services to MSU Corporation. The Company has achieved an agreement with Infoteam to provide consumer and technical support for the IAD product in the UK. Infoteam currently also supports the Sony Playstation(R) as well as other electronic products in UK markets.

Outside the UK market the Company has chosen to pursue partnering strategies with companies that can provide MSU with immediate commercial advantages.

In January 2000, the Company's subsidiary, Web 2 U Limited, signed a Swap Agreement, a Software License Agreement, a Strategic Investment Agreement and a Product Know--how Agreement (collectively the 'Agreements') with JadooNet.com Ltd ('JadooNet') a joint venture between Salora International Ltd. and Infoquest E-Commerce Pvt Ltd. The Agreements, copies of which were attached as exhibits to the December 31, 1999 10-Q, provide for the exclusive license, manufacture and sale of the IAD in India, Sri Lanka, Bangladesh, and Nepal (the 'Territory'). JadooNet will exclusively manufacture and market the IAD in the Territory. MSU Corporation will receive a license fee per Unit on the initial Units produced and a specified fee per Unit thereafter in addition to a specified product know-how fee for a specific number of Units produced by JadooNet. MSU will also help customize the product for the markets covered by the Agreement. As part of the Agreements, each of MSU and JadooNet will receive Warrants exercisable for a term of one year to purchase shares in the other, up to an agreed up of the outstanding capital stock of the other. JadooNet. is incorporated in India with its registered office in Bombay. It is an associated company of Salora International Ltd., which is a manufacturer and marketer of a variety of electronic products. Salora began introducing television sets into the Indian market in 1977. It presently manufactures and/or markets television sets, speakers, Panasonic fax machines, printers, and digital cameras. It also sells colour monitors and cordless phones under its own brand. An on-going strategy for Salora has been to introduce new technology into the Indian market with foreign partners. Salora possesses three manufacturing facilities in India and has its own research and development staff. Infoquest E-Commerce Pvt Ltd. is an Internet incubator with business interests in innovative Internet access devices, Internet payment portals, an IT retail chain, and web-based learning and IT-enabled services.

Within the Americas, in January 2000, the Company entered into a sales agency agreement with Corstar Business Computing Co., Inc. of Hawthorne, New York, and McLaughlin International, Inc. in San Antonio, Texas, (collectively the 'Agents') to promote and sell the Company's products. A copy of this agreement was filed as an exhibit to the December 31, 1999 10-Q. Mark McLaughlin, a principal shareholder of the Company, is the controlling principal of McLaughlin International Inc. The Company has agreed to pay the Agents, to be divided equally between them, a fee plus a commission per Unit of the Company's products sold. MSU, as additional consideration, also granted the Agents Warrants, and has agreed to issue them with additional Warrants upon the sale of additional units of the Company's products. The

Agreement is in force for a period of one year and thereafter unless or until terminated by either party giving to the other not less than 90 days notice.

The Company is placing significant emphasis on a partnership approach and such an approach is continuing to be pursued in other geographic territories. These partnership arrangements are likely to involve long term revenue share agreements as well as equity participation. In this context many of the commercial arrangements into which the Company has and will enter will involve certain revenues arising at times following the initial sale of the IAD. Such revenues may take the form of shares of "dial-up" income, advertising and e-commerce revenues and will be recognized in the accounts when received.

Management believes that initial revenues arising from the more aggressive sales and marketing strategies that are being pursued will continue to be seen during the next quarter (fourth quarter of fiscal 2000).

Risks
The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At March 31, 2000 there was an accumulated deficit of $19,959,900. Additionally the Company has had recurring negative cash flows from operations.

The Company expects that it is likely to incur net losses at least through fiscal 2000, and possibly into the first quarter of fiscal 2001, as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand.

The foregoing statements are forward looking statements that involve risks and uncertainties. The reader should be aware that the Company is likely to incur net losses beyond fiscal 2000 if anticipated revenues from license fees, royalties and conditional and forecasted purchase orders of customised IAD's are not realised. Such conditional and forecasted purchase orders in respect of the IAD assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised IAD by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 2000 and/or be unable to continue as a going concern. The foregoing factors may obviously raise doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. In this context there can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

The Company anticipates that if revenues from trading operations are not generated in the coming months, it will, at least in the short term, have to continue to fund its operations, through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company.

The markets for the Company's products has only recently begun to develop, are rapidly evolving and are highly competitive, with many competitors having greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no assurance that the Company will be successful in addressing any of the foregoing risks, that it will be successful in implementing its strategy, that it will ever achieve profitability or that it will be able to continue as a going concern.

Results of Operations
Comparison of the three and nine months ended March 31, 2000 to the three and nine months ended March 31, 1999

There were no Revenues in the three months ended March 31, 1999 and the Revenues for the nine months ended March 31, 1999 were also negligible.

Sales in the three and nine months ended March 31,2000 were to eight customers, most of which were based in the United Kingdom.

Revenues stated at the end of March relate only to the selling price of the IAD, the Company expects in future to report on going revenues relating to these sales. Reported costs of revenues are higher than would be expected to be reported on an ongoing basis due to costs involved with the initial production run.

Research and development expenses generally consist of expenditure related to the Company's development of its chips, software and prototype products. For the three months ended March 31, 2000 research and development expenses increased by approximately $4,550 over $443,045 in the corresponding period in 1999. For the nine months ended March 31, 2000 research and development expenses increased by approximately $286,000 over $1,132,416 for the nine months ended March 31, 1999 which reflects the significant increase in resources which the Company has been able to deploy in this area following the successful raising of additional capital in the fourth quarter of fiscal 1999. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. The Company has been focussed on the development of 'Version 3' of its IAD which is now in the prototype stage and which will begin to be produced commercially during the next fiscal quarter. Additionally the Company will continue to develop its proprietary software. The nature of the IAD enables software downloads to be provided to customers upon release.

Selling, general and administrative and other expenses for the three and nine months ended March 31, 2000 increased by approximately $47,000 and $412,000 respectively over $546,181 and $1,050,181 in the same periods of 1999. The increase in the three and nine months ended March 31, 2000 is primarily due to an increase in personnel, marketing and promotional costs in these periods during which the Company announced the formation of a business alliance in the United States; distribution and support agreements in the United Kingdom; and a licensing agreement in India, all of which are referred to in more detail above. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms the Company has begun to develop during the past nine months a structured and professional sales and marketing framework to exploit the current product. Investment in this area is likely to increase during the next year.

Interest expense for the three months ended March 31, 2000 increased by approximately $15,000 from $10,450 in the corresponding period in 1999; but for the nine months ended March 31, 2000 interest expense reduced by approximately $24,000 from $106,283 in the corresponding period in 1999. Interest expense in the current year represents interest payable on promissory notes totalling $580,000 through the first two quarters, and on a further $750,000 of promissory notes that were issued in the current quarter.

Liquidity and Capital resources

The Company has financed its operations through private sales of equity and debt securities.

For the nine-month period ended March 31, 2000 cash used in operating activities of approximately $3,406,000 was attributable to the Company's net loss for the period of $3,434,000. Cash flows used in investing activities of approximately $106,000 during such period related mainly to the acquisition of computer equipment.

Cash flows from financing activities of $1,073,000 were attributable to an issue of new convertible notes of $150,000 which were later converted into shares of common stock at a conversion price of $2 per share; an issue of $750,000 of new convertible notes in January through March 2000; and to the sale of 175,750 share of common stock for $169,125 (mostly as a result of a former director exercising options).

At March 31, 2000 the Company's principal source of liquidity was approximately $206,000 in cash.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 2000 will be insufficient to meet its cash needs for working capital and capital expenditures for remainder of fiscal 2000. The Company is actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. Even assuming such additional financing, there can be no assurance that the Company's liquidity requirements will be met or that the Company will be able to continue as a going concern.

PART 11 - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in securities

In July 1999 the Company issued 16,000 shares of its common stock in consideration for the forgiveness of interest due on certain promissory notes, the principle of which was converted into share of common stock in June 1999.

In November 1999 the Company issued 75,000 shares of its common stock pursuant to the conversion of $150,000 10% Convertible Promissory Notes

On January 5,2000 Mr K E Peirson, a former director of the Company, exercised options over 150,000 shares of common stock. The options had been granted to him in 1998, at $0.65 per share.

In January 2000, warrants to subscribe for 2,500 shares of common stock at $0.75 per share were exercised.

In March 2000, the Company sold to J M Simpson, a director of the Company, 23,250 shares of common stock at $3.00 per share. In addition Mr Simpson received options to subscribe for a further 27,900 shares of common stock at $3.00 on or before December 31, 2001

Since June 30, 1999 options over 601,000 shares of common stock were granted to three new directors at prices between $2.75 and $3.38 and options over 164,000 shares were granted to employees at prices between $2.25 and $3.125

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other information

In January through March 2000 the Company sold $750,000 10% Convertible Promissory Notes. The Notes are due on the earlier of December 31, 2000 or out of the proceeds of an offering by the Company that raises a minimum of $5,000,000 prior to that date. The Notes are convertible into shares of common stock at $3.00 per share but if at any time during the term of the Notes, the closing market bid price of the common stock equals or exceeds $6.00 per share for a period of thirty consecutive days, the Notes shall automatically be converted. Attached to each $50,000 of the Notes are warrants to purchase 20,000 shares of common stock at $3.00 per share on or before December 31, 2001

Item 6 - Exhibits and Reports on Form 8-K


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                                 MSU Corporation
                                                                    (Registrant)
Date    May 11, 2000
                                                    R H Phillips, Vice President
                                    (Principal Financial and Accounting Officer)