Form 10-K
period 2000-06-30
MSU CORP
filed 2000-10-10
CIK 798952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                          -------------------------
                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ------  to ------

Commission File Number 33-28622-A


                          -------------------------

                                MSU Corporation
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

             Florida                                        22-274288
-------------------------------                 -------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                       Elder House, 526-528 Elder Gate,
                    Central Milton Keynes, MK9 1LR, England
                  ------------------------------------------
         (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 441908232100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of September 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the average bid and asked prices for such stock as reported by Reuters Limited through Yahoo! Finance was $22,922,551.

     As of September 27, 2000, the registrant had issued and outstanding 29,074,051 shares of Common Stock.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 11.       EXECUTIVE COMPENSATION

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                    PART I


ITEM 1. BUSINESS


General Overview


     MSU Corporation (the "Company"), which operates principally through Web 2 U Limited, its second tier subsidiary which is based in the United Kingdom, is principally engaged in the design and development of software, computer chips and chipsets principally for use in high volume consumer electronics products. The Company was incorporated in the State of Florida in 1986 under the name of Capital Acquisition Corp. The Company commenced its substantive operations in 1994.


     Most of the Company's chips incorporate multiple functions, thereby eliminating the need for multiple chips and permitting a more efficient printed circuit board design and a diminished risk of malfunction and error at a lower cost. The current focus of the Company is on the sale and further development of its Internet Access Device ('IAD') to be used in conjunction with televisions and telephones.


     The IAD is a low cost, easy to use, small set top device which provides access to the Internet and on-line services via a telephone connection, standard television set and wireless keyboard. Access to the Internet and on-line services is conventionally via PCs, which represent both a cost and technology barrier to many consumers. Version 2 of the IAD is currently in production. The next generation of the IAD, the Version 3 product, is currently being developed and is based upon the Company's proprietary ISP Chip-version 3.



     In 2000, the Company has started to generate revenues from sales of its IADs which should also result in further revenues accruing to the Company in subsequent years. However, prior to December 31, 1999 most of the Company's revenues came from development arrangements and licensing agreements.


     In previous years, the Company also developed prototype electronic products with particular emphasis on prototype consumer electronic products. The prototype electronic products developed by the Company were almost exclusively based on the Company's proprietary chips and chipsets. These prototype products were used for demonstration and marketing purposes in connection with presentations before consumer electronic manufacturers and others with an interest in the Company's chip technology and products.


     To date, the Company has developed numerous consumer electronic products on its own behalf and as a result of development arrangements with manufacturers and distributors based in China, Taiwan, India, Australia, the United States, and the United Kingdom. These agreements have typically provided for the payment of development and/or license fees to the Company and royalties on sales of products utilizing the Company's chips or chipsets.


     Other than in the very limited circumstances as described more fully herein no products developed pursuant to development contracts have been sold and no royalties have been received. In most instances, the Company has no control over a third party's manufacturing, marketing or purchasing decisions, and accordingly there can be no assurance that any developed products will be manufactured, marketed or sold. In fiscal 1998, the Company's revenues were derived almost entirely from license fees. In fiscal 1999, apart from a very small amount of income mostly derived from samples, MSU had no income.


Recent Developments


     The year ended June 30, 2000 saw significant change in the management of the Company as it began to place greater focus on production and sales. The appointment of Darran H. Evans as Chief Executive Officer and a member of the Board of Directors and further appointments into executive positions reflected the objectives of the Company in commercializing the products that have already been successfully developed. In addition to changes in the executive team, the Company welcomed Jeffrey N. Green and Stephen W. Coles to the Board of Directors. Messrs. Green and Coles provide more depth and add an American presence to the Board, reflecting the importance of international markets to the success of the Company. The Board now is comprised of eight members.

     During the fiscal year ended June 30, 2000, the Company continued its focus on its IAD. The Company produced Version 2 of the IAD and further developed Version 3. In 2000, the Company began generating revenues from sales of its IAD pursuant to manufacturing and licensing agreements which it entered into during the year. In August 2000, the Company began production of Version 3.

     In 1999, 5,000 devices incorporating the latest software release were manufactured by Shanghai Thakral Industrial Corp. ("Thakral"), many of which are currently being used as production samples by a number of potential customers. Further production orders have been placed with Thakral in 2000, and of these approximately 5,000 units have been delivered so far, and further deliveries are pending. See "BUSINESS -- Products."

     In January 2000, the Company signed a licensing agreement with JadooNet.com Ltd. ("JadooNet"), a joint venture between Salora International Ltd. and Infoquest E-Commerce Pvt Ltd., for the license, manufacture and sale of the Web2u Internet Set Top Box in India. JadooNet will exclusively manufacture and market the IAD in India and also sell it into Bangladesh, Nepal and Sri Lanka. The Company will receive a license fee per unit produced and will sell certain components of the IAD to JadooNet. The Company will also help customize the product for the markets covered by the Agreement. Details of the agreement and JadooNet are set forth under "BUSINESS -- Products."

     The Company also entered into a manufacturing agreement, dated June 16, 2000, with Flex International UK Limited ("Flextronics") which grants a non-exclusive license to Flextronics to manufacture and sell to the Company its IAD using the ISP chipset, the related software and all related intellectual property. The agreement provides for the sale by Flextronics of the finished and packaged IADs to the Company. Recently, the Company began sales of its IAD through its agreement with Flextronics. Details of the agreement with Flextronics are set forth under "BUSINESS -- Products."

     During fiscal 2000, the Company also took important steps to market its products, in particular, its IAD. In addition to attending trade shows and exhibitions, the Company also had its IAD listed in the Spring Summer catalogue of Argos, the largest UK catalogue retailer. Within the UK, Tandy Stores began offering the IAD in most of its stores in February and is expected to include it in its catalogue later this year. The Company has also arranged with two companies in the UK for warehousing, distribution and consumer and technical support for its IAD products. See "BUSINESS -- Sales and Marketing."

     Within the territories of North and South America the Company has entered into a sales agency agreement with Corstar Business Computing Co. Inc., of Hawthorne New York, and McLaughlin International Inc., in San Antonio, Texas to promote and sell the Company's products.

     In May 2000, the Company entered into a memorandum of understanding with African Lakes Corporation PLC for an initial five year exclusive sales and distribution agreement for the IADs in Africa.

     The Company has also reached an agreement with British Telecommunications Plc ('BT') in that BTClick, a division of BT, will provide Internet access on IADs supplied to the UK domestic market. As part of this agreement BTClick will provide the Company with a percentage share of all ongoing call revenues that BT receives from calls generated by the product.

     The Company is also in discussion with prospective partners who will provide the Company with either a 'Portal Site' or content in various markets that can be utilized on its IAD. These 'Portals' or this content will be separate to any Internet Service Provider agreement that may be reached. The Company is also in discussion with a partner who can provide it with a 'Search Engine' facility that can be utilized on its products. This search engine will also be separate to any Internet Service Provider and Portal agreement that may be reached.


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

     In October 1993, MSU Limited entered into several agreements with IBM pertaining to the development of software and hardware for consumer multimedia units using the Slipstream ASIC Chip -- version 4.5. See 'BUSINESS -- Chip Technology'. In April 1995, after all development projects contemplated by the agreements had been completed IBM advised the Company that it had determined not to pursue, at that time, the consumer multimedia product market and that it would not announce prior to July 1995 a product using the intellectual property developed by the Company in conjunction with and licensed to IBM. IBM retains a non-exclusive license to use such intellectual property. Additionally any major enhancements to and replacement of such intellectual property as well as other technology developed by the Company must be offered first to IBM in writing. The Company has offered its IAD and related ISP Chip technology to IBM and IBM has advised the Company of its rejection of such offer. The Company has not yet offered the Envoy Chip or the Wynpeg Chipset, both of which are described below, to IBM.

     Internet Services Processor ("ISP Chip"). The ISP Chip is a version of the Slipstream ASIC Chip designed for use in Internet products such as the Company's IAD. See 'BUSINESS -- Products'. Prior prototype Consumer Internet Access Devices used the Slipstream ASIC Chip. The ISP Chip provides more Internet related features (at a lower cost) than the Slipstream ASIC Chip. The ISP Chip is a graphics and sound processor which also provides interfacing and logic for the CPU and system memory. The ISP3 Chip is available in Silicon.

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

     M-Peg Chipsets ("Wynpeg Chipsets"). The Wynpeg Chipset incorporates the Slipstream ASIC Chip and another non-proprietary chip that implements the decoding standards of the Motion Picture Experts Group (M-PEG). M-PEG is an international standards body that defined a world-wide standard for the compression of video data called Philips White Book Video M-PEG Standard. The Company's Wynpeg chipset is capable of decompressing video signals in accordance with such standard.

Products

     Internet Access Device. The Company's Internet Access Device, known as Web2u, (referred to throughout this report on Form 10-K as the 'IAD') is a low cost, easy to use, small set top device which provides access to the Internet and on-line services via a telephone connection, standard television set and wireless keyboard. Access to the Internet and on-line services is conventionally via PCs, which represent both a cost and technology barrier to many consumers. Version 2 of the Company's Internet Access Device is currently in production. The next generation Version 3 product, which since June 30, 2000 has also been brought into production, is based upon the ISP Chip-version 3.

     The Company has developed and is continuing to modify the software contained in its IAD. The software is stored on memory chips and hard coded in the IAD. The software enables users to interact with the Internet via its e-mail and browser functions. Significant software modifications to the IAD have been completed since its conception. The Company can deliver, and has delivered, software updates to IADs sold and in use which is accomplished by downloading software via the Internet or from a licensed on-line or Internet service provider. It is anticipated that software development will continue, and updates and improvements will be made available via the Internet to existing users. Although steps will be taken by the Company to protect its software from unauthorized modifications, there can be no assurance that unauthorized modifications will not occur.

     The Company's IAD has been demonstrated internationally to manufacturers and others, and the Company has experienced significant interest in the IAD and related technology.

     The Company has entered into a manufacturing agreement with Thakral which grants a non-exclusive license to Thakral to manufacture and sell the Company's IAD using the ISP chipset, the related software and all related intellectual property. The agreement provides for the sale by Thakral of the finished and packaged IADs to the Company and/or its OEM customers. The Company is to make payment for the supply of the IADs to it or its OEM customers by issuing an irrevocable letter of credit in favor of Thakral in the value of each purchase order. The Company has agreed to supply Thakral with ISP Chipsets at a fixed price per set during the term of the agreement.

     In January 2000, the Company signed a licensing agreement with JadooNet.com Ltd. ("JadooNet"), a joint venture between Salora International Ltd. and Infoquest E-Commerce Pvt Ltd., for the license, manufacture and sale of the Web2u Internet Set Top Box in India. JadooNet will exclusively manufacture and market the IAD in India and also sell it into Bangladesh, Nepal and Sri Lanka. The Company will receive a license fee per unit produced and will sell certain components of the IAD to JadooNet. The Company will also help customize the product for the markets covered by the Agreement. As part of this agreement, each of the Company and JadooNet will receive options to purchase shares in the other, in an agreed upon amount of 3.5 percent of the outstanding capital stock of each company. JadooNet is incorporated in India with its registered office in Bombay. It is a strategic partner of Salora International Ltd., which is a manufacturer and marketer of a variety of electronic products. Salora began introducing television sets into the Indian market in 1977. It presently manufactures and/or markets television sets, speakers, Panasonic fax machines, printers, and digital cameras. It also sells color monitors and cordless phones under its own brand. An on-going strategy for Salora has been to introduce new technology into the Indian market with foreign partners. Salora possesses three manufacturing facilities in India and has its own research and development staff. Infoquest E- Commerce Pvt. Ltd. is an Internet incubator with business interests in innovative Internet access devices, Internet payment portals, an IT retail chain, and IT-enabled services.

     A manufacturing agreement dated June 16, 2000 with Flex International UK Limited ('Flextronics') grants a non-exclusive license to Flextronics to manufacture and sell to the Company its IAD using the ISP chipset, the related software and all related intellectual property for a period of one year following which the agreement is automatically renewed for separate but successive one year terms; although the agreement does permit termination on 90 days written notice by either party. The agreement provides for the sale by Flextronics of the finished and packaged IADs to the Company and payment is to be made by the Company within 30 days from the date of the invoice. As part of the agreement, in order to minimize the financial risk to Flextronics, the Company has been required to issue a standby documentary credit to Flextronics for $1.5 million which expires May 30, 2002.

     In addition to its agreements with Thakral, JadooNet and Flextronics, the Company also has other existing relationships through which it has manufactured and/or distributed its IAD.

     On May 6, 1998 the Company entered into a licensing agreement with American Interactive Media Inc. ("AIM") whereby the Company granted to AIM a world-wide nonexclusive license in respect of the Company's proprietary intellectual property relating to the IAD. The consideration for the license was $1,150,000 in cash and 560,000 restricted shares of common stock in AIM of which 60,000 shares were issued directly to Capitol Bay Securities and Daybreak Fund LLC in settlement of short term funding received of $314,985, together with accrued interest and other fees owing.

     This agreement, which supersedes all previous agreements with AIM, grants AIM a non- exclusive world wide license to make, use, modify, have made, sell, market and distribute the software embedded or used by the

Company in the development or manufacture of its proprietary IAD. The agreement also grants the Company, a non-exclusive world-wide license from AIM to make, have made, copy, sell and market AIM's Frames software for incorporation into Internet access browsers including the Frames software and to sub license others to do so.


     During fiscal 1997 and 1998, approximately 18,500 earlier version IAD's were manufactured and either sold to commercial customers or were purchased from Mitac, Inc., a Taiwanese company ("Mitac"), by the Company and sold as production samples to other potential customers.


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


     People


     The early focus of the Company was driven more by product design than by organizational structure. The Company has begun to reshape its organization to make it function more in line with successful technology based companies. In fiscal 2000 the Company has strengthened its management team and will continue to do so as circumstances permit. It will strengthen three areas: overall management of the Company, product development and market understanding and product positioning.


     Process


     Secondly, the Company has instituted, and is continuing to review, critical processes around management controls and product development. Such management controls enable the Company to clearly define its financial and technology development targets. Formalized product development processes will allow the Company to routinize its existing product development process, leading to increased utilization of its innovation resources.


     Product


     Finally, the Company has decided to focus its products around Internet based communication devices. The strategy here is two-fold: firstly, to continue to develop the Company's next generation IAD, and secondly, to drive down the existing price level. The Company believes it has an advantage from the use of its proprietary technology, and in particular its Internet related software technology. The Company intends to pursue further development of the software technology as it believes that this is an increasingly important aspect of its business.

     In order to support this strategy, the Company anticipates that if revenues from operations are not generated in the coming months, it will, at least in the short term, have to continue to fund a significant portion of its operations through private sales of equity securities to and/or borrowing from third parties, to the extent such sources of capital are available to the Company. In the event these sources of capital are not available to the Company, it would hamper the Company's progress and have a material adverse effect on its financial position.

     The markets for the Company's products have only recently begun to develop, are rapidly evolving and are highly competitive, with some of the competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no assurance that the Company will be successful in addressing any of the foregoing risks, that it will be successful in implementing its strategy, that it will ever achieve profitability or that it will be able to continue as a going concern. See Report of Independent Auditors and Company's financial statements appearing elsewhere in this document.


Support Services

     The Company has provided and will, if requested, continue to provide consulting and other development services pursuant to contracts entered into with consumer electronic manufacturers and others. Company employees assist in, among other matters, identifying trends in consumer preference and generating new product ideas. The Company is involved in the development of software compatible with certain of its products and intends to offer technical support to consumers of its products and to hardware and software engineers; however, there can be no assurance that such activities will result in profits to the Company.


Supply and Manufacturing

     United Micro Corporation, a Taiwanese chip manufacturer, has manufactured all of the ISP Chip -- version 2 and ISP Chip -- version 3 used in the IAD manufactured by Thakral to date, as well as the Envoy chip. The Company has no written agreement with United Micro Corporation. See "Products -- Internet Access Device." To date the Company has not experienced any significant problems obtaining the requisite number of chips for its operations although its demands have been relatively small. The Company has commenced discussions with additional manufacturers for the production of additional chips and chipsets should the need arise. Should demand for the Company's chips and chipsets increase significantly, there can be no assurance that the Company will be able to meet such demand, which could have a material adverse effect on the Company. Arrangements with new manufacturers could result in substantial delays, engineering charges and additional expense.

     The Company has set up manufacturing with Thakral in China. Should this not continue, the Company could be adversely affected in the short term, although there are other companies which can manufacture the product. Thakral is a major Asian consumer company, and sales in China are only possible with local manufacturing facilities.

     In June 2000, the Company signed an agreement with Flextronics to manufacture its version 3 IADs in Hamilton, Scotland.


Research and Development

     Since 1992, the Company has been engaged in developing its own chips and prototype products. It has done so independently and pursuant to research and development arrangements. Research is conducted at the Company's facilities located in Milton Keynes and Cambridge, England through engineers and programmers employed by it as well as independent contractors. During the fiscal years ended June 30 1998, 1999 and 2000, the Company expended approximately $1.4 million, $1.6 million and $2.0 million respectively on unreimbursed research and development (which exclude all overhead costs other than employee, independent contractor, development tool and prototyping cost), all of which has been expensed.

     The multimedia, consumer electronics, computer and hardware and software industries are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products. The broad array of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until one or more such technologies gain widespread acceptance. The Company's success will depend upon its ability to anticipate such technological changes, adapt its products, introduce competitive products with features that meet changing customer requirements, and remain competitive in terms of price and product performance, and there can be no assurance that the Company will be able to meet any of these demands. Any material failure of the Company to meet any of these demands would adversely affect the use and acceptance of the Company's products, chips and chipsets and the introduction and sale of products using the Company's chips or chipsets, and would increase the likelihood that competitive products would become broadly accepted. There can be no assurance that the Company will successfully anticipate technological changes or that products developed by others will not render obsolete or commercially unviable the Company's chips and chipsets and the products using such chips and chipsets.


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

     The Company has registered trademarks for the names:

       (i) Wynpeg in the United Kingdom (Reg. No. 1572811, effective May 21
   1994), Hong Kong (Reg. No. 06937/96, effective December 20, 1994), Taiwan (Reg. No. 00708445, effective April 1 1996) and the United States (Reg. No. 74/718836, effective 25 March 1997).

       (ii) Slipstream in the United Kingdom (Reg. No. 2114009).


       (iii) Web 2u (applications) in the United Kingdom (App. No. GB219254) dated March 23, 1999, China (App. No. CN99000 4550) dated April 29, 1999, European Union (App. No. EM1138221), dated April 10, 1999, Hong Kong (App. No.HK99/04522) dated April 13, 1999, Japan (App. No. JP44644/99) dated May 24, 1999, Singapore (App. No. T99/038960) dated April 21, 1999, Taiwan (App. No. TW88023575) dated May 18, 1999, and the United States (App. No. US75/694832) dated April 30, 1999.


     In addition, applications have been filed for the registration of the Envoy trademark in the United Kingdom (Application No.217809 which the Company is informed by its Patent Attorneys is proceeding to acceptance), China (Application No. 970055064) and Hong Kong (Application No. 97/07465). Applications have also been filed to register the Envoy trademark in the European Community (Application No. 586107), the United States of America (Application No. 75/304,571), Japan (Application No. 124075/97), Taiwan (Application No. 86027777) and Singapore (Application No. s/6442/97).


     There can be no assurance that these trademark registrations will be accepted or, if accepted, will later not be cancelled or invalidated or that the Company's rights will not be subject to rights of prior users. The Company relies heavily on trademark protection under common law. There can be no assurance that such common law rights will not be limited or invalidated by third parties.


     The IAD browser software consists of a program which is proprietary to the Company. Copyright exists in computer programs and, copying by any customer or competitor of either the source code, object code or 'look and feel' of the program will be an infringement of the Company's proprietary rights. In the United States such protection is governed by the Copyright Act Title 17 of the US Code. In Europe, the provisions of the 1991 Directive on the Legal Protection of Computer Programs has been implemented by member states in their domestic laws. In Japan, protection is secured by the 1985 & 1986 amendments to the Copyright Act which expressly provides for protection for computer programs. Similar laws exist in other international jurisdictions for the protection of computer programs whereby states have subscribed to the 1987 Berne Convention and the '1996 WIPO (World Intellectual Property Organization) Copyright Treaty'. Such laws may not protect the Company from development of software which is similar to the Company's or from copying and modifying source or object code for another purpose.


Employees


     The Company has 21 employees, including three business development personnel, sixteen technical personnel and two administrators. The Company uses independent contractors for certain research and development matters.


     The Company is highly dependent on the experience of certain key personnel including certain of its executive officers and computer programmers, designers and engineers who contribute to the development and production of the Company's products, chips and chipsets. If the Company were to lose the services of one or more of these key employees, before a qualified replacement could be obtained, its business could be materially adversely affected.


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


Marketing


     The Company markets its products, chips and prototype electronic products through exhibitions (such as Comdex Fall, CES and CeBit) at trade shows (such as ISP Con and Internet World), distributors, strategic partners and potential licensees of its technologies and products. The Company targets corporations in the consumer electronic, telecommunications, multimedia, computer hardware and software industries.

     Fiscal 2000 saw substantive progress in positioning the Company to enter its chosen markets. Within the UK, Argos, the largest UK catalogue retailer, listed the IAD in its Spring Summer catalogue from January 30, 2000. Catalogue circulation was forecast at approximately 16 million for the Spring Summer edition. The IAD product has additionally been included in some specialized in-store catalogues within the 438 stores operated by Argos.

     Additionally, within the UK market, Tandy stores, which specialize in consumer electronic products, began offering the IAD in a majority of their stores from February 2000. Tandy, owned by Carphone Warehouse in the UK, operates 228 town center stores in the UK. Tandy also is expected to include the IAD in is its catalogue to be available later in 2000.

     To ready the Company for these and further incursions into the UK retail market, the Company has established agreements with a distribution and logistics company, Doro Audioline, as well as a product support specialist, Infoteam Managed Services. MSU has entered into an agreement with Doro Audioline to distribute the IAD in selected UK retail and mail order accounts. Doro Audioline is a 25-year old telecommunications firm with extensive experience in the UK markets. Doro Audioline will also provide general warehousing and other distribution services to the Company. The Company has also achieved an agreement with Infoteam to provide consumer and technical support for the IAD product in the UK. Infoteam currently also supports the Sony Playstation(R) as well as other electronic products in UK markets.

     Outside the UK market, the Company has chosen to pursue partnering strategies with companies that can provide MSU with immediate commercial advantages.

     In January 2000 agreements were signed with JadooNet.com to provide for the license, manufacture and sale of the Internet set top boxes in India, Sri Lanka, Bangladesh and Nepal details of which are set out under "Recent Developments" and "Products -- Internet Access Devices."

     Within the territories of North and South America the Company has entered into a sales agency agreement with Corstar Business Computing Co. Inc., of Hawthorne New York, and McLaughlin International Inc., in San Antonio, Texas to promote and sell the Company's products. Mark McLaughlin, a principal shareholder in the Company, is the controlling principal of McLaughlin International, Inc. The Company has agreed to pay these companies a fee, to be divided equally between them, plus a commission per unit of the Company's products sold. The Company, as additional consideration, granted these companies warrants, and has also agreed to issue additional warrants based upon the sale of additional units of the Company's products. See "Products -- Internet Access Devices."

     In May 2000, the Company entered into a memorandum of understanding with African Lakes Corporation PLC for an initial five year exclusive sales and distribution agreement for the IADs in Africa.

     Products that incorporate the Company's chips or chipsets have only been manufactured in limited quantities. There can be no assurance that significant numbers of these products will ever be manufactured, marketed and sold to the public. In connection with the manufacture and sale of such products, the Company is and will continue to be dependent upon the manufacturing, marketing, financial, technological and other abilities of third parties with which it has established, or is attempting to establish commercial relations to develop, manufacture and market products using the Company's chips or chipsets. If the Company is unable to establish the requisite third party commercial relations, products using its chips or chipsets may never be successfully manufactured, marketed or sold. If any such third party fails to commit sufficient resources to complete the proper development, manufacturing or marketing of such products, the Company's reputation, business relationships, and product acceptance could be adversely affected. In addition, the Company will have little, if any, control over the timing or methods employed in the manufacture marketing or sale of such products. Accordingly, if any products using the Company's chips or chipsets, perform poorly, are inferior in quality or do not achieve market success, poor performance may be associated with the Company's chips and chipsets. The Company is currently determining the extent of insurance coverage needed and once this is established will seek to put appropriate coverage in place. However, no assurance can be given that adequate insurance will be obtained.

Service Provider

     The Company has reached an agreement with British Telecommunications Plc ('BT') in that BTClick, a division of BT, will provide Internet access on IADs supplied to the UK domestic market. As part of this agreement BTClick will provide the Company with a percentage share of all ongoing call revenues that BT receive from calls generated by the product. This agreement does not preclude the Company from discussions with other Internet Service Providers either in the UK or in the other markets in which it wishes to operate. It is anticipated that other service provider agreements will be completed on an ongoing basis.

     The Company is also in discussion with prospective partners who will provide the Company with either a 'Portal Site' or content in various markets that can be utilized on its IAD. These 'Portals' or this content' will be separate to any Internet Service Provider agreement that may be reached. The Company is also in discussion with a partner who can provide it with a 'Search Engine' facility that can be utilized on its products. This search engine will also be separate to any Internet Service Provider and Portal agreement that may be reached.

     Initially the Service Provider, Portal and Search Engine agreements are likely to apply to the UK market, but could be offered to distributors and potential distributors around the world.

     The Company has also recently entered into an agreement with Infoteam Managed Services in UK for them to provide first line technical and consumer help line facilities through their call center for the UK domestic market

     Other than as referred to above in respect of the UK market, the Company has no agreement with an Internet or on-line service provider. If IADs using the Company's ISP Chip are manufactured and sold to consumers outside of the UK market, arrangements with service providers will be required to ensure that a direct connection between a customized IAD and the Internet can be effected. Such arrangements will be between the service provider and either the Company, the manufacturer or purchasers of the IAD. There can be no assurance that satisfactory arrangements will be entered into with one or more service providers in any or all of the territories in which the Company wishes to operate, or that the Company will enter into any agreement directly with a service provider in these territories, which the Company believes would be preferable. A service provider may agree to use the Company's developed software, as is, or with minimal modifications; jointly to develop new software with the Company, or to develop its own software. It is possible that a service provider could elect to use the Company's software and retain the services of the Company for software, technical and development support. It is also possible that a service provider will purchase the IAD from the Company, the manufacturer or other party, develop and incorporate its own software and sell the IAD to consumers at a significantly lower price. Large service providers will likely prefer to have less dependence on the Company and others. There can be no assurance that a service provider will agree to use the Company's software or retain the Company's services for support.


Competition

     The market for Internet access devices, other than PC's is currently underdeveloped, but will become highly competitive over the next few years. Numerous competitors have commercialized, are developing or are expected to introduce either directly competitive or indirectly competitive products.

     For direct competitive product WebTV is the strongest competitor in North American market together with Websurfer. Netgem provides a competitive product in Europe as does Met@box and Easy@TV. There are also numerous Set Top Boxes available on an FOB basis from the Far East.

     The Company expects that as this market rapidly develops that brand name companies will attempt to develop and launch their own product into the direct competitive market. The Company will also face competition from PC's as they reduce in price, WAP phones as the technology progresses, together with numerous other products that offer a variant of connectivity to the Internet.

     Some of the Company's current and potential competitors have greater financial, technical, manufacturing, marketing, distribution and other resources than the Company as well as larger research and development staffs and facilities. Some of these companies also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. In addition, to the extent that any of the Company's competitors are able to develop products similar to the Company's products which become the industry standard, such competitor will have a competitive advantage over the Company.


Significant Customers

     Prior to December 31, 1999, the Company had no customers that frequently and systematically purchased its products. The Company's revenue for the fiscal year ended June 30, 1998 was virtually all attributable to a licensing arrangement with one customer, AIM. For the year ended June 30, 1999, there were no significant sales and in the year ending June 30, 2000 while a number of sales and marketing agreements have been signed, revenues have been generated from eight customers. Unless the products developed or to be developed in conjunction with customers, are manufactured, marketed and sold, no future revenues are likely to be received from existing arrangements. The Company could be materially adversely affected if no products developed in conjunction with the companies with which it has arrangements are ultimately manufactured, marketed and sold.

     The Company now has agreements with customers to distribute the IAD in the UK (Doro Audioline), India, Sri Lanka, Bangladesh, Nepal (JadooNet), Australia (SurfTV) and Africa (African Lakes). The Company also has an agreement with a strategic alliance partner (Corstar) for North and South America.

     The agreement with Doro Audioline allows for them to distribute the IAD to specific retail and mail order channels in the UK marketplace. Doro Audioline also provide a warehousing and distribution facility the Company uses in the UK.

     The agreement with JadooNet provides for license fees and royalty payments to the company by JadooNet for the grant of an exclusive license to manufacture, market and sell the IAD in India, Sri Lanka, Bangladesh and Nepal. The Company also has a cross equity participation agreement with JadooNet.

     The agreement with SurfTV provides them with the right to distribute the IAD throughout all market channels in Australia. There is also the provision that the two companies will work together to explore ongoing revenue sharing opportunities as well as joint product development.

     The agreement with African Lakes provides them with the right to distribute the IAD throughout all market channels in the continent of Africa. This exclusive agreement is for an initial term of five years. It is intended that, as the relationship progresses, African Lakes will be provided with a license to manufacture and assemble the IAD in Africa. This will provide the Company with ongoing revenue from royalties and license fees.

     The agreement with Corstar provides the Company with a "Strategic Alliance Partner" in North, Central and South America.

     The Company has also signed agreements with Samuelson Corporation (Spain and Canary Islands) and Millennium Telecom Stores SA (Greece) with a view to their distributing the Company's products in their relevant markets.

     The Company will continue to work closely with these potential distributors and will research other markets where they wish to operate, together with identifying potential new distributors.

     The Company would prefer to work with companies whereby it can participate with them on ongoing revenue opportunities, rather then just supplying the IAD.



Variability of Operating Results.

     If the Company is able to generate significant revenues, the Company expects that its operating results will fluctuate as a result of changes in composition of its revenues, the occurrence and timing of new product introductions, if any, by the Company or by third parties that it develops products with, and the Company's expenditures on research and development. Should the Company derive revenue from sales of its products, chips and chipsets to and/or royalties or licence fees from third parties, based on the sale of products utilizing the Company's chips and chipsets, the Company's revenue will vary with demand for such products. Any revenue may be affected by the seasonal nature of the market for consumer electronics, multimedia and computer products. Such demand may increase or decrease as a result of a number of factors that cannot be predicted and which are not within the Company's control, such as consumer preferences and product announcements by competitors.


     Modification of Auditors' Opinion; Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their report on the Company's financial statements as of June 30, 2000, 1999, and 1998, which states "the Company has suffered, and continues to suffer, significant losses from its operations, has an accumulated deficit, continues to have negative cash flow operations and currently has a limited customer base. These factors, among others, raise substantial doubt about its ability to continue as a going concern." See "FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS."

     International Operations and Changes in Exchange Rates. The Company has entered into contracts with manufacturers and distributors located in the United States, the United Kingdom, India, Australia, Taiwan and the Peoples Republic of China. The Company's international operations will subject it to various government regulations, export controls and the normal risks involved in international operations and sales. A majority of the Company's revenue to date has been received in US dollars; however, the Company's main operating subsidiary conducts business in pounds sterling. Any decline in the value of pounds sterling against the US dollar will have the effect of decreasing the Company's earnings when stated in US dollars. The Company currently does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations and does not intend to do so in the immediate future.


     Peoples Republic of China. The Company's interests may be adversely affected by the political and economic environment in China. China is a communist country which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the top political leadership of the Chinese government may have a significant impact on policy and the political and economic environment in China. The economy of China differs significantly from the economy of the United States and western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self sufficiency, rate of inflation and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities. Moreover, economic reforms and growth in China have been more successful in certain provinces than in other, and the continuation or increase of such disparities could affect political or social stability. All of this could adversely affect Thakral's business or its arrangement with the Company and, thereby, the manufacture of IADs using the Company's chips and software.


     China does not have a well developed consolidated body of laws governing enterprises with foreign investments. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion. Any adverse legal change or decision could affect the Company's relationship with Thakral and/or Thakral's ability to manufacture IADs using the Company's chips and software.


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


ITEM 2. PROPERTIES


     The Company presently leases:


     (i) Approximately 2,900 square feet of office space at Elder House, 526-528 Eldergate, Central Milton Keynes, MK9 1LR, England. The lease is for a five year term expiring March 21, 2001 and provides for an annual rental of $45,700. The Company is also responsible for taxes, insurance and service charges which should approximate, in the aggregate, to $33,000 annually. Management believes that this leased facility is suitable and adequate for its intended use, although as the Company grows further facilities will be sought.


     (ii) Approximately 900 square feet of office and laboratory space at 51 St Andrews Road, Cambridge, England. The lease is for a two year term expiring December 25, 2001 and provides for an annual rent of $20,794.

ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since May 24, 1995, bid and ask quotations of the Company's common stock have been reported by the National Association of Securities Dealers ('NASD') Electronic Bulletin Board under the symbol 'MUCP:OB'. The following table sets forth the range of high and low bid quotations without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.




                                                Range of Bid Information
                                                ------------------------
                                                   High          Low
                                                ----------   ----------
Fiscal Year ended June 30, 2000:
   Quarter ended June 30, 2000 ..............   $ 2.94       $ 1.34
   Quarter ended March 31, 2000 .............   $ 5.00       $ 2.44
   Quarter ended December 31, 1999 ..........   $ 3.69       $ 2.03
   Quarter ended September 30, 1999 .........   $ 5.63       $ 2.94
Fiscal Year ended June 30, 1999:
   Quarter ended June 30, 1999 ..............   $ 7.12       $ 1.30
   Quarter ended March 31, 1999 .............   $ 2.94       $ 1.00
   Quarter ended December 31, 1998 ..........   $ 1.56       $ 0.40
   Quarter ended September 30, 1998 .........   $ 1.56       $ 0.34
Fiscal Year ended June 30, 1998:
   Quarter ended June 30, 1998 ..............   $ 1.50       $ 0.65
   Quarter ended March 31, 1998 .............   $ 1.60       $ 0.60
   Quarter ended December 31, 1997 ..........   $ 3.10       $ 2.40
   Quarter ended September 30, 1997 .........   $ 4.10       $ 2.40


     On September 27, 2000, there were approximately 300 stockholders of the Company's common stock, including holders of record and participants in security position listings, but excluding those shares of common stock held in street name.

     The Company has not paid cash dividends on its common stock and does not anticipate it will do so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. The payment of future cash dividends by the Company on its common stock will be at the discretion of the Board of Directors and will depend on the Company's earnings (if any), financial condition, cash flows, capital requirements, and contractual prohibitions with respect to the payment of dividends and other considerations as the Board of Directors may consider relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data has been derived from the financial statements of the Company. The financial statements for each of the fiscal years in the five-year period ended June 30, 2000 have been audited by Moore Stephens Lovelace P.A., independent certified public accountants. The following selected financial data should be read in conjunction with and are qualified in their entirety by the MSU Corporation consolidated Financial statements and the notes thereto included elsewhere in this Report on Form 10-K.




                                                                      Fiscal Years Ended June 30
                                                  ------------------------------------------------------------------
                                                      2000          1999         1998          1997          1996
                                                  -----------   -----------   ----------   -----------   -----------
                                                           (in thousands of dollars, except per share data)
Income Statement Data
Total Revenue .................................         905            32        4,179         1,480           393
Profit (Loss) from operations .................      (4,446)       (3,353)       1,204        (2,113)       (1,402)
Net Profit (Loss) .............................      (4,906)       (9,685)         292        (2,107)       (1,397)
Basic profit (loss) per share .................       (0.19)        (0.47)         0.02        (0.13)        (0.10)
Fully diluted profit (loss) per share .........       (0.19)        (0.47)         0.02        (0.13)        (0.10)
Balance Sheet data (at year end):
Working Capital ...............................       1,310         1,521       (4,401)       (1,556)       (1,856)
Total assets ..................................       4,345         3,341        2,573         2,086           164
Long term debt ................................         505           505           --         1,830            --
Shareholders equity (deficit) .................       1,180         1,542       (2,074)       (2,421)       (1,816)

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

     During the year ended June 30, 2000, significant software and hardware modifications to the IAD were completed and the Company commenced production, through Thakral, of the 4 megabyte version of the proprietary IAD. The Company is continuing to develop the software, which will provide enhanced Internet features. In August 2000, production of Version 3 of the IAD commenced through Flextronics in Hamilton, Scotland.

     Management believes that initial revenues arising from the more aggressive sales and marketing strategies that are now being pursued will continue to be seen during fiscal 2001. However, no assurance can be given that the Company will achieve any such revenues.

Significant Risks

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2000 the Company incurred a net loss of approximately ($4,906,000) of which approximately $459,000 was attributable to non-operating expenses; during the year ended June 30, 1999 the Company incurred a net loss of approximately $9,685,000 of which $6,332,000 represented non-operating expense. During the year ended June 30, 1998 a net profit of approximately $292,000 was made. At June 30, 2000 there was an accumulated deficit of approximately $21,432,000. Additionally, the Company has had recurring negative cash flows from operations.

     In May and June 2000, the Company issued an aggregate of $750,000 of its 10% convertible promissory notes. The notes are due on the earlier of December 31, 2000 or out of the proceeds of an offering made by the Company that raises a minimum of $5,000,000 prior to that date. The notes are convertible into shares of common stock at $3.00 per share but if at any time during the term of the notes, the closing market bid price of the common stock equals or exceeds $6.00 per share for a period of 30 consecutive days, the notes shall be automatically converted. Attached to each $50,000 of the notes are warrants to purchase 20,000 shares of common stock at $3.00 per share on or before December 31, 2001. In the event that the noteholders do not elect to convert their notes into shares of common stock, the Company may not have sufficient funds available to repay the notes. Interest is payable on the notes on June 30 and December 31 with Company having the option to pay interest in the form of common stock at a 10% discount to the closing bid price on the day before each interest payment is due.

     Through December 1998 and January 1999, the Company issued $505,000 of its convertible promissory notes which are collateralized by 500,000 shares of common stock in AIM and by pledges over 3,000,000 shares of common stock in the Company owned by the WP Holloway and the Trustees of the Holloway Settlement and by 250,000 shares owned by William D. Snowdon. These promissory notes are convertible at any time at a conversion price of $3.00 per share on or before December 2001. To the extent that the loans are not converted they will be repayable at par in December 2001. Interest is due on these notes at between 6% an 8% per annum and has been paid up to December 2001 through the issuance of shares of common stock at a price of between $0.72 and $0.75 per share. In the event that the noteholders do not elect to convert their promissory notes into shares of common stock, the Company may not have sufficient funds available to repay the promissory notes.

     The Company expects that it is likely to incur net losses into fiscal 2001 as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand. The foregoing statement is a forward looking statement that involves risks and uncertainties. The Company is likely to incur net losses beyond fiscal 2001 if anticipated revenues from orders for customized IADs are not realized. Such orders in respect of the IADs assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for the customized IADs by consumers; satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to compete successfully in an extremely competitive marketplace. The Company believes such assumptions are reasonable, however should any one of such assumptions prove to be unfounded, the Company could incur net losses into and beyond fiscal 2001 and/or be unable to continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements. There can be no assurance that the Company will be able to obtain sufficient funds to enable it to continue as a going concern.

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

     The markets for the Company's products have only recently begun to develop, are rapidly evolving and are highly competitive, with some competitors having significantly greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no assurance that the Company will be successful in addressing any of the foregoing risks, that it will be successful in implementing its strategy, that it will ever achieve profitability or that it will be able to continue as a going concern. See Report of Independent Auditors and Company's financial statements appearing elsewhere in this Annual Report on Form 10-K.

     The Company has no access to a significant portion of its corporate records, other than drafts and copies of certain documents, for the period from approximately September 1994 through December 1995, making it difficult to conclude that certain corporate matters were properly effected. The Company believes matters were effected properly; however it cannot confirm this with total certainty. These records are currently in the possession of one of the Company's former New York law firms which has refused, upon demand, to release such records until amounts allegedly due such law firm are paid. The Company disputes the amount allegedly due this firm based on the Company's belief that it was billed for many matters that were not authorized by the Company.


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

     Fiscal year         At end of     Average
    ended June 30          period      Rate(1)     High(2)     Low(2)
---------------------   -----------   ---------   ---------   -------
  1996 ..............   .65           .65         .69         .61
  1997 ..............   .60           .62         .64         .59
  1998 ..............   .60           .60         .62         .60
  1999 ..............   .63           .61         .63         .60
  2000 ..............   .66           .63         .66         .61

------------
(1) Represents the average of the rates on the last day of each month during the relevant period.

(2) represents the highest and lowest rates used in the average rate calculation.


RESULTS OF OPERATIONS

Revenues

     Revenues during the years ended June 30, 2000, 1999 and 1998 were approximately $905,000, $32,000 and $4,179,000, respectively. The Company has only recently commenced sales of its IAD and consequently, currently has only a limited number of customers which frequently and systematically purchase its products or retain its services.

     Sales in the year ended June 30, 2000 of approximately $905,000 were to eight customers, most of which were based in the United Kingdom and Asia. Revenues reported to the end of June 2000 relate only to the selling price of the IAD, and MSU expects in the future to report on-going revenues relating to these sales.

     Comparison of revenues for the year ended June 30, 1999 with that for the year ended June 30, 2000, and also with the previous year, is not meaningful as in fiscal 1999, apart from the sale of a small number of samples, there was no revenue generated as the Company continued to concentrate its efforts on further software and hardware developments of its IAD. In fiscal 1998, the revenues derived almost entirely from the license fees received from AIM. In the past, the Company's development arrangements have provided for royalties and/or license fees to be paid to the Company if the customer sells products developed in conjunction with the Company and/or incorporating the Company's proprietary technology. To date, apart from the license fees and royalties receivable in 1998 from AIM, and in 1997 in connection with the sale of the earlier version IADs, none of these development arrangements have resulted in royalty or continuing license revenue to the Company. The Company would be materially adversely effected if customers fail to manufacture, market or sell products developed in conjunction with the Company.

     During the years ended June 30, 2000, 1999 and 1998, the Company's revenues were principally derived from eight, none and one customer respectively. A concentration of revenues in such a small number of customers, where the loss of one customer could have a material adverse effect on the business, could be of concern. However the Company's customer base is widening and a number of distribution agreements have recently been entered into with further potential customers.

     MSU's revenues by geographic region during the years ended June 30 2000, 1999 and 1998 were approximately as follows:



Location                             2000($)     1999($)       1998($)
---------------------------------   ---------   ---------   ------------
  Europe ........................    343,000      2,000          8,000
  Asia ..........................    562,000     17,000             --
  North America .................         --     13,000      4,171,000


Cost of Revenues


     The cost of revenues for the years ended June 30, 2000, 1999 and 1998 were approximately $928,000, $53,000 and $8,000 respectively. The costs of revenues in the year ended June 30, 2000 at 103% of revenues are significantly higher than would be expected to be reported on an ongoing basis due to the high costs involved with the initial production run. Cost of sales in the year ended June 30, 1999 mostly related to the direct production cost of samples which were expensed to the extent that the Company considered such cost was not recoverable. As a percentage of revenues, cost of revenues were approximately 168% in 1999 and 0.2% in 1998.

Research and Development Expenses


     Research and development expenses generally consist of expenditure related to the Company's development of its software, chips and prototype products, such as the ISP Chip, the Envoy Chip, the IAD and specific research and development performed pursuant to development arrangements with third parties. It excludes all overhead costs other than employee, independent contractor, development tool and prototyping costs. All research and development costs have been fully expensed.


     For the years ended June 30, 2000, 1999 and 1998, research and development costs were approximately $2,036,000, $1,556,000 and $1,409,000 respectively. As a percentage of revenues, research and development expenses were approximately 225% in 2000, 490% in 1999 and 34% in 1998.


     The increase in research and development expenditure in fiscal 2000 reflects the increase in resources which MSU has been able to deploy in this area following the successful raising of additional capital in the fourth quarter of fiscal 1999. The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. The Company has been focused on the development of 'Version 3' of its IAD which, since June 30, 2000, has been brought into production. Additionally, the Company will continue to develop its proprietary software. The nature of the IAD enables software downloads to be provided to customers upon release.


Selling General and Administrative Expenses


     Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent and occupancy costs; and professional fees.


     Selling general and administrative expenses were approximately $2,190,000, $1,544,000, and $1,211,000 for the years ended June 30, 2000, 1999 and 1998 respectively. The increase in the year ended June 30, 2000 is primarily due to an increase in personnel, marketing and promotional costs in this year during which the Company announced the formation of a business alliance in the United States; distribution and support agreements in the United Kingdom; and a licensing agreement in India, all of which are referred to in more detail above. In general terms, the Company has begun to develop during the year a structured and professional sales and marketing framework to exploit the current product. Investment in this area is likely to increase during the next year. The 27% increase in expenses in 1999 was primarily due to the non-recurring costs of an external review of MSU's objectives and strategy and to the consequent management reorganization of approximately $250,000.


Depreciation Expense


     Depreciation is calculated using the straight line method over the estimated useful lives of MSU's depreciable assets which consist principally of electronics equipment used in the design and testing of MSU's products.


     Depreciation expense was approximately $83,000, $74,000 and $50,000 for the fiscal years ended June 30, 2000, 1999 and 1998 respectively.


Interest Expense


     Interest expense was approximately $113,000, $158,000 and $298,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Interest expense in the current year represents interest payable on promissory notes totaling $580,000 through the year, and on a further $750,000 of promissory notes that were issued in the third quarter of fiscal 2000. The interest expense in 1999 is mainly attributable to the interest on the $2.3 million 10% convertible promissory notes issued in 1997 which were either converted or repaid in fiscal 1999, together with interest on the 6% and 8% convertible promissory notes issued in December 1998 and January 1999. The interest expense in 1998 was principally due to an interest cost of approximately $230,000 in respect of the 10% convertible promissory notes and $68,000 in respect of short term loan financing received during that year.

Non-Operating Income (expense)

     In the year ended June 30, 2000 the Company capitalized and immediately charged to expense approximately $56,000 in respect of common stock sold at less than market value. Similarly, there was a $441,000 discount associated with convertible note issuances during the year.

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

     In 1999, MSU recorded an impairment loss on its investment of approximately $2,500,000 in shares of AIM common stock which declined in market value as MSU believes that the decline in market value to be permanent. Additionally during 1999 MSU capitalized and immediately charged to expense approximately $3,670,000 of discount associated with convertible note issuances during fiscal 1999.


Liquidity and Capital Resources

     MSU has financed its current operations primarily through private sales of unregistered equity and debt securities.

     For the year ended June 30, 2000 cash used in operating activities of approximately $5,454,000 was mainly attributable to MSU's net operating loss for the year of $4,906,000. Cash flows used in investing activities of approximately $111,000 during such period related mainly to the acquisition of computer equipment.

     Cash flows from financing activities of approximately $4,484,000 for the year ended June 30, 2000 were attributable to an issue of new convertible notes of $150,000 which were later converted into shares of common stock at a conversion price of $2 per share; an issue of $750,000 of new convertible notes in January and February 2000; the sale of 175,750 shares of common stock for $169,125 (mostly as a result of a former director exercising options); and in May and June 2000 to the sale of 3,290,000 shares of common stock at $1.00 per share.

     At June 30, 2000, MSU's principal source of liquidity was approximately $1,990,000 in cash of which $1,500,000 is deposited as collateral for a standby letter of credit in favor of Flextronics.

     The sale of 3,290,000 shares of common stock, which realized cash of $3,290,000 in May and June 2000, (of which $1.5 million was been applied towards the standby letter of credit with Flextronics), together with the cash flows generated by operations, has been sufficient to meet the Company's working capital requirements through to June 30, 2000. The Company anticipates that further cash will be required for its working capital and capital expenditure through fiscal 2001. The preceding statement is a forward looking statement which assumes the realization of revenue from conditional and forecasted purchase orders. Such forward looking statement is subject to certain risks and uncertainties which could cause actual results to differ materially from those set forth but not limited to approval of final production samples of the IADs by potential customers; acceptance by and demand for such product by consumers; satisfactory product performance; and the ability of such products to successfully compete in an extremely competitive market place. To satisfy the balance of any future liquidity requirements, the Company will attempt to sell additional equity or debt securities and/or obtain additional credit facilities to the extent it is able to do so, for which there can be no assurance. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that it will be able to continue as a going concern.


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

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors and Executive Officers

     The directors and executive officers of the Company (and their respective positions within MSU PLC, Web 2 U Limited and MSU US Operations Inc.) and their respective ages are as follows:



Name                                 Age                              Position
---------------------------------   -----   ------------------------------------------------------------
Jeremy Miles Simpson ............    66     Chairman and Director of the Company. Director of MSU PLC
                                            and Web 2 U Limited
Darran Huw Evans ................    36     President, Chief Executive Officer and Director of the
                                            Company. Director of MSU PLC and Web 2 U Limited
Richard Horby Phillips ..........    54     Principal Financial Officer and Director of the Company,
                                            Director of MSU PLC and Web 2 U Limited and a Director
                                            and Treasurer of MSU US Operations Inc.
William Derek Snowdon ...........    46     Secretary and Director of the Company, Secretary of MSU PLC
                                            and Web 2 U Limited, and a Director and Secretary of MSU
                                            US Operations Inc.
Wynford Peter Holloway ..........    51     Director of the Company, Director of MSU PLC, Web 2 U
                                            Limited and MSU US Operations Inc.
Fred Kashkooli ..................    59     Director of the Company
Jeffrey Nelson Green ............    57     Director of the Company
Stephen Walter Coles ............    43     Director of the Company

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

     Darran Huw Evans MBA, BSc. was appointed Chief Executive Officer and Director of the Company in November 1999. Mr. Evans background includes senior positions at Midland Bank Group and Thomas Cook Group where he became director of the UK foreign exchange business. Most recently he headed the SWALEC branded electricity business of the Hyder Group as it entered the newly competitive UK energy market. Mr. Evans holds an MBA from Harvard University and a BSc. from Loughborough University.

     Richard Horby Phillips FCA has served as principal financial officer and a director of the Company since January 2 1997 and also as a director of MSU PLC and Web 2 U Limited since that date. He was appointed Treasurer and a director of MSU US Operations Inc. on its incorporation in February 1997. Mr Phillips is a chartered accountant who was with Coopers & Lybrand for 25 years. Mr Phillips was a partner in their London office from April 1983, providing advisory and audit services to both public and private companies until August 1994 when he formed his own firm to continue providing financial advice to emerging growth companies in the US and UK. Mr. Phillips also currently serves on the Board of five other UK companies.

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

     Wynford Peter Holloway served as Chief Executive Officer of the Company from October 1994 to November 1999. He has been a director of the Company since October 1994 and was Chairman of MSU PLC between June 1994 and November 1999 and Chairman of Web 2 U limited between March 1991 and November 1999. He has been president of MSU US Operations Inc. since its incorporation in February 1997. Mr Holloway is the founder of MSU Limited. From 1991 through 1992, Mr Holloway was a self-employed design consultant providing professional design services to clients in the computer peripherals business.


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


     Jeffrey Nelson Green was appointed a director of the Company in November 1999. Mr. Green is chairman and Chief Executive Officer of Paradigm Capital Inc. which is a Toronto, Ontario based investment company focused on the telecommunications, technology, industrial technology and niche brands areas. Formerly he was Chairman and managing partner of Gordon capital, a major investment dealer in Canada until its purchase by HSBC Securities.


     Stephen Walter Coles was appointed a director of the Company in November 1999 and is an attorney with and Director of the law firm of Brinkley Walser PLLC in North Carolina, specializing in litigation. Mr. Coles has been with Brinkley Walser since 1981, becoming a partner in 1983.


     Each director serves for a term of one year from election or until his successor is elected and qualified. Each officer serves for a term as set forth in their respective employment agreements.


ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table


     The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and the Company's other executive officers receiving in excess of $100,000 in total annual salary and bonus (collectively the 'named executive officers'):


Summary Compensation Table


Annual compensation



                                                                               Other
                                                                               Annual
Name and Principal                  Fiscal         Salary         Bonus     Compensation
Position                             Year          ($)(1)          ($)         ($)(2)
--------------------------------   --------   ----------------   -------   -------------
Darran Huw Evans ...............    2000*           95,243         --           4,727
Wynford Peter Holloway .........    2000           181,500         --          40,792
                                    1999           195,300(3)      --          38,604
                                    1998           199,200         --          35,778

* Part of the year; to or from date of resignation/appointment


(1) All salaries and other annual compensation were paid by Web 2 U Limited.


(2) Represents personal benefits in addition to salary. Mr. Evans's personal benefits in 2000 consist of a car allowance. Of Mr. Holloway's personal benefits; the 1998 amount represents $29,520 in respect of a car allowance and $6,258 for contributions to a personal retirement plan; the 1999 amount represents $29,295 for a car allowance and $9,309 for contributions to a personal retirement plan; and the 2000 amount represent $27,225 for a car allowance and $13,567 for contributions to a personal retirement plan.


(3) At the date of this report approximately $88,000 of the salary due to W P Holloway for the years ended June 30, 1998 and 30 June 1999 had not been paid.


Long Term Compensation


     Other than in respect of the stock options, details of which are set out on pages 25 to 28, there were no long term compensation awards or payouts in any of the years ended June 30, 2000, 1999 or 1998.


Employment Agreements


     By correspondence dated August 6 and November 10, 1999 MSU entered into an employment agreement with Darran H Evans to serve as the Company's Chief Executive Officer at an annual base salary of approximately $114,000, subject to annual increases within the discretion of the Board. As part of the employment contract, Mr. Evans also received stock options to purchase 301,000 shares of MSU's common stock at a price equal to the market value of the stock at the date of the grant. This agreement continues in effect until three months notice of cancellation is given by either party.


     In 1994, the Company entered into employment agreements with each of Wynford Peter Holloway and William Derek Snowdon providing for annual base salaries (subject to annual increases within the discretion of the Board) of $181,500 and $30,200 respectively. The employment agreements are rolling term agreements and automatically renew for a further three year term at the expiration of each year. The Company renegotiated the contract with Mr. Holloway in each of the fiscal years ended June 30, 1997, 1996 and 1995 which resulted in a reduction in his annual minimum base salary of approximately $79,000 for each of the fiscal years ended June 30, 1997, 1996 and 1995 respectively. The renegotiations were due to lower than expected operating performance and cash flows. In the years ended June 30, 1998 and June 30, 1999 the full salary has been expensed for Mr. Holloway although approximately $88,000 has not yet been paid to him for the years ended June 30, 1998 and 1999 and approximately $17,500 has not been paid to him in respect of the year ended June 30, 2000. On July 1, 1999 Mr. Snowdon's annual salary was increased to $39,260 and as at the date of this report on Form 10-K approximately $3,250 is owing to Mr. Snowdon in respect of his salary for the year ended June 30, 2000.



     Effective January 2 1997 The Company entered into an employment agreement with Richard Horby Phillips to serve as the Company's Chief Financial Officer in consideration for an annual base salary of approximately $108,000, subject to annual increases within the discretion of the Board. As part of the employment contract Mr. Phillips also received stock options to purchase 100,000 shares of the Company's common stock at a price equal to the market value of the stock at the date of the grant. During an initial period Mr. Phillips was to receive a lower base salary at the annual rate of $83,000 until he was able to devote all of his time to the Company's affairs. From March 1, 1998 the Board and Mr. Phillips mutually agreed to reduce his time commitment to the Company, until such time as activity levels increase, and he is currently devoting approximately one day a week to the Company's affairs and during this period is receiving a salary at the annual rate of $30,000. On July 1, 1999 this was increased $36,240 per annum and as at the date of this report on Form 10-K approximately $3,000 is owing to Mr. Phillips in respect of his salary for the year ended June 30, 2000


     In September 1997, MSU Limited entered into an employment agreement with Keith Peirson providing for an annual base salary of $160,000, subject to annual increases within the discretion of the Board of Directors. As part of the employment contract Mr. Peirson also received stock options to purchase 300,000 shares of the Company's common stock at a price equal to the market value of the stock at the date of the grant. On May 31, 1999 the employment contract with Mr. Peirson was terminated, by mutual consent, effective May 31, 1999 with $161,855 compensation being paid to Mr. Peirson as consideration for the early termination of his employment contract.


     While all of the above agreements with Messrs. Evans, Holloway, Snowdon and Phillips, also provide for a car allowance or use of an automobile, including reimbursement of any automobile expenses, and participation in bonus plans when and if formulated by MSU PLC or Web 2 U Limited, only Messrs. Evans and Holloway have received a car allowance. The Company is also obligated to provide private medical coverage and life insurance although medical coverage has not been effected. For one year after termination, the executives are restricted from holding a material interest in any competitor, seeking or receiving orders for any products or services produced or marketed by MSU PLC or Web 2 U Limited six months prior to termination of the executive.



     The agreements with Messrs Holloway, Snowdon and Phillips each provide for automatic termination once the employee reaches 65 years of age. The Company has the right under each agreement to terminate the agreement immediately for cause and then has the option to pay the employee his base salary for the remainder of the term. Each agreement contains a non-competition clause, restricting the employee from soliciting the Company's customers and employees and from holding an interest in a competing firm.


Compensation of Directors


     Directors are reimbursed for all reasonable expenses in attending each Board Meeting.


Stock Option Grant Table


     The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended June 30, 2000:



                                                      Options granted in Last Fiscal year
                                       Percent of                                                Potential Realisable Value
                      Number of      Total Options                                               at Assumed Annual Rate of
                     Securities        Granted to                       Market                    Stock Price Appreciation
                                                                                                     for Option Term(7)
                     Underlying        Employees       Exercise or     Price on                ------------------------------
                       Options         in fiscal        Base Price      Date of    Expiration
Name                   Granted            Year        ($ per share)      Grant        Date          5%($)          10%($)
----------------  ----------------  ---------------  ---------------  ----------  -----------  --------------  --------------
Darran Huw               1,000(1)   00.1%            $ 3.38           $ 3.38       08/05/04     $     4,314     $     5,444
Evans                  300,000(1)   27.1%            $ 3.38           $ 3.38       08/05/04     $ 1,294,150     $ 1,633,057
Stephen Walter         150,000(2)   13.5%            $ 2.75           $ 2.44       11/04/04     $   466,640     $   588,843
Coles                  100,000(3)    9.0%            $ 3.00           $ 1.50       05/31/01     $   170,639     $   179,421
Jeffery Nelson         150,000(2)   13.5%            $ 2.75           $ 2.44       11/04/04     $   466,640     $   588,843
Green                  100,000(4)    9.0%            $ 3.00           $ 2.13       05/31/01     $   232,753     $   244,317
                       200,000(5)   18.0%            $ 3.00           $ 1.75       05/31/01     $   389,701     $   409,366
Jeremy Miles            27,900(6)    2.5%            $ 3.00           $ 2.75       12/31/01     $   144,003     $   154,025
Simpson                 80,000(6)    7.2%            $ 3.00           $ 1.75       05/31/01     $   165,184     $   173,957

------------
(1) Of the stock options granted to Mr. Evans 1,000 are immediately exercisable with an expiration date of August 5, 2002. Of the remaining 300,000, 100,000 became exercisable on August 5, 2000; 100,000 become exercisable on August 5, 2001 and 100,000 on Agust 5, 2002. The options only become exercisable if Mr. Evans is employed by the Company at the relevant dates and will lapse if not exercised by August 5, 2004.


(2) Of the stock options of 150,000 each granted to Mr. Coles and Mr. Green on November 4, 1999, 50,000 become exercisable on November 4, 2000, 50,000 on November 4, 2001 and 50,000 on November 4, 2002 provided that they are still directors of the Company at the relevant dates. All of these options expire on November 4, 2004.

(3) The 100,000 stock warrants granted to Mr. Coles were in accordance with the terms of his subscription agreement for the purchase of 100,000 shares of common stock, for cash, at $1.00 per share and they expire on May 31, 2001.

(4) The 100,000 stock warrants were granted to Mrs. Katherine Green, the wife of Jeffrey Green and were in accordance with the terms of her subscription agreement for the purchase of 100,000 shares of common stock for cash at $1.00 per share. The warrants expire on May 31, 2001.

(5) The 200,000 stock warrants were granted to the McGreen Partnership, a partnership in which Jeffrey Green has an interest and were in accordance with the terms of the subscription agreement for the purchase of 200,000 shares of common stock for cash at $1.00 per share. The warrants expire on May 31, 2001.

(6) The options granted to Mr. Simpson are in accordance with the terms of his agreement to subscribe, in cash, for 23,250 shares of common stock at $3.00 per share in March 2000 and, again in cash, for 80,000 shares of common stock at $1.00 per share in April 2000.

(7) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the assumption that the Company's common stock will appreciate in value from the date of the grant to the end of the respective option terms at annualised rates of 5% and 10% (total appreciation in respect of those options with a five year term are approximately 28% and 61% respectively), and therefore are not intended to forecast possible future appreciation, if any, in the price of the common stock.


Stock Option Exercises and Holdings Table

     The following table provides information concerning the values of unexercised options held by the named executive officers at June 30, 2000. No options were exercised by such officers during the Company's fiscal year ended June 30, 2000. However, 1,300,000 and 125,000 of the options granted to Mr. Holloway and Mr. Snowdon respectively in the year ended June 30, 1999 are no longer outstanding.


Fiscal Year-End Option Values



                                         Number of Unexercised               Value of Unexercised
                                                Options                      In-the-Money Options
Name                                     at Fiscal Year End (#)           at Fiscal Year End ($)(1)
--------------------------------   ----------------------------------   ------------------------------
                                      Exercisable      Unexercisable     Exercisable     Unexercisable
                                   ----------------   ---------------   -------------   --------------
Wynford Peter Holloway .........        270,000(2)             --               --
William Derek Snowdon ..........        270,000                --          113,430
Richard Horby Phillips .........        150,000                --           37,810
Jeremy Miles Simpson ...........        597,903                --          303,765
Darran Huw Evans ...............        101,000           200,000               --            --
Stephen Walter Coles ...........        100,000           150,000               --            --
Jeffrey Nelson Green ...........        300,000           150,000               --            --

------------
(1) Values stated are based on the average bid and ask prices of $1.4062 per share of the Company's common stock as reported by Bloomberg Financial Inc. on June 30, 2000, the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year. No value is attributed to option shares where the option price is higher than the market value.

(2) The Stock options above attributed to Mr. Holloway include 100,000 granted during the year ended June 30, 1997 to The Holloway Settlement, a Trust in which Mr. Holloway has an interest as both the settlor and as a potential beneficiary.


Compensation Committee Interlocks and Insider Participation


     The Company has no compensation committee, although the board has resolved that such a committee now be established. During fiscal 2000, the Company's directors and executive officers participated in deliberations at meetings of the Board of Directors concerning executive officer compensation.

     Between October 1994 and March 1999, the law firm of Phoenix Walters Solicitors has regularly rendered legal services as counsel to the Company. W.
D. Snowdon, a director and executive officer of the company, was a partner of Phoenix Walters Solicitors until March 1999. The Company incurred $122,000 and $81,000 in legal fees to Phoenix Walters during the years ended June 30, 1998 and 1999 respectively.

     Since April 1999, the law firm of Hugh James Ford Simey, Solicitors, has regularly rendered legal services as counsel to the Company. W. D. Snowdon, a director and executive officer of the company, is a partner of Hugh James Ford Simey Solicitors. The Company incurred $34,000 in legal fees to Hugh James Ford Simey during fiscal 1999 and $80,000 during fiscal 2000.

     Between September 1994 and March 1995 Mr. Phillips provided consultancy services to the Company for which he rendered invoices for approximately $16,500. Payment for these services has not yet been effected by the Company and as of September 2000 the amount remained unpaid.

     In September 1996, an amount of $163,000 was loaned to the Company by The Holloway Settlement. This loan was unsecured, interest free with no date fixed for repayment. In July 1997 $33,200 was repaid and in January and February 1998 amounts totalling approximately $44,000 were loaned to the Company on the same basis as above resulting in an amount of $170,980 owing to the Settlement at June 30, 1998. During the year ended June 30, 1999, $18,250 was repaid and in September 1998 $40,000 was loaned to the Company. In October 1998 the Company issued 322,500 shares of common stock in consideration for the Settlement forgiving $161,250 of the loan. The conversion price of $0.50 was the market price at the date the agreement to the conversion was made. An amount of $20,500 remained owing to the Settlement at June 30, 1999 which has since been repaid.

     In September 1996, an amount of $250,000 was received by the Company in consideration for 50,000 shares of common stock in the Company. This transaction was subsequently rescinded and the amount of $250,000 became payable. Payment of this was guaranteed personally by Mr. Holloway as, due to poor liquidity, the Company was unable to effect repayment on due date. The amount due was finally paid in July 1997. In consideration of the benefit derived by the Company as a result of the above guarantee, Mr. Holloway was granted an option to acquire 50,000 shares of the Company's common stock at an exercise price of $2.12, being the market price of the shares of common stock in the Company at the date of grant. The options were exercisable in full as of November 11, 1997 and expire on May 11, 2002.

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



                                                           Shares Beneficially       Percentage of Class
Name of Beneficial Owner                                          Owned                 (see note 3)
-----------------------------------------------------   -------------------------   --------------------
*Wynford Peter Holloway .............................     5,202,777 (1)(2)(3)(5)             17.8%
*William Derek Snowdon ..............................         667,277 (3)(5)                  2.3%
*Jeremy Miles Simpson ...............................         1,809,966 (3)                   6.1%
*Richard Horby Phillips .............................          150,000 (3)                    0.5%
*Darran Huw Evans ...................................         101,000 (3)(4)                  0.4%
*Jeffrey Nelson Green ...............................         121,500 (3)(4)                  0.4%
*Stephen Walter Coles ...............................       314,663 (3)(4)(7)                 1.1%
*Fred Kashkooli .....................................       2,393                             0.0%
Peter Brian Weber and Vivian George Bines as Trustees
 for the Holloway Settlement 48 The Parade, Cardiff
 CF2 3AB England ....................................        2,824,444 (2)(3)                 9.7%
Mark McLaughlin and McLaughlin Group LLC 13750
 US 281 North #660 San Antonio Texas 78232 ..........         4,218,547 (6)                 14.87%
*All Directors and Executive Officers as a group
 (8 persons) ........................................   8,369,576                            28.6%

------------
(1) Mr. Holloway owns 2,208,333 shares of record. Pursuant to an unwritten agreement and understanding, Mr. Holloway shares voting and dispositive power with respect to the shares held by the Holloway Settlement.


(2) The Holloway Settlement was constituted by a Trust Deed dated May 24, 1994 (of which Wynford Peter Holloway was the Settlor), is in favour of all past, present and future employees of Web 2 U Limited and MSU PLC and any subsequent companies and their spouses and children. No allocations under the Trust have been made. Under the Trust Deed and so long as Mr. Holloway is living, his consent, as Settlor, is required for the appointment of beneficiaries and the appointment of new trustees. The Trustees also have the authority to delegate powers to Mr. Holloway. Pursuant to an unwritten agreement and understanding, Mr Holloway shares voting and dispositive powers with respect to the shares held by the Settlement.


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



Name                                            No. of Shares
--------------------------------------------   --------------
  Wynford Peter Holloway ...................       270,000
  William Derek Snowdon ....................       270,000
  Jeremy Miles Simpson .....................       597,903
  Peter Brian Weber and ....................       100,000
  Vivian George Bines ......................
  Richard Horby Phillips ...................       150,000
  Darran Huw Evans .........................       101,000
  Jeffrey Nelson Green .....................        50,000
  Stephen Walter Coles .....................       153,333

(4) Excludes the following shares issuable pursuant to options which are not currently exercisable (or exercisable within 60 days)



Name                                          No. of Shares
------------------------------------------   --------------
  Darran Huw Evans .......................      200,000
  Jeffrey Nelson Green ...................      100,000
  Stephen Walter Coles ...................      100,000


(5) See 'Executive Compensation-Compensation Committee Interlocks and Insider Participation' regarding a potential pledge arrangement with National Westminster Bank Plc. covering shares held by Mr. Holloway and Mr. Snowdon.

(6) Includes 650,000 shares issuable pursuant to a currently exercisable warrant to purchase 650,000 shares of Company common stock at $1 each and 376,000 shares issuable pursuant to a currently exercisable warrant to purchase 376,000 shares at $0.50 each

(7) Mr. Coles was also the beneficial holder of $10,000 6% Convertible Notes at June 30, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1996, Direct International Limited, a Taiwanese company, loaned $300,000 to the Holloway Settlement. Such loan was collateralized by 250,000 shares of the Company common stock owned by the Settlement and was originally due on October 2, 1996. The loan was then to be repaid in 37,500 shares of Company common stock owned by the Settlement no later than December 31, 1996 with Direct International Limited also receiving on December 31, 1996, 10,000 shares of Company common stock owned by the Settlement as consideration for the advance of the loan. On June 4, 1997 it was agreed that the loan would now be repaid in 88,000 shares of the Company's common stock owned by the Settlement and this transfer was effected in September 1997. The $300,000 proceeds received by the Settlement were loaned by it to Mr. Holloway ($140,000) and the Company ($160,000). Such loans were unsecured, interest free, due and payable on an as yet undetermined date, and are not evidenced by written agreements. In July 1997, $33,200 of the amount loaned to the Company was repaid to the Settlement. In September 1998 a further loan advance of $40,000 was made to the Company and during the year ended June 30, 1999 $18,250 was repaid. In October 1998 the Company issued 322,500 shares of common stock in consideration for the Settlement forgiving $161,250 of the loan. The conversion price of $0.50 was the market price at the date the agreement to the conversion was made. An amount of $20,500 remained owing to the Settlement at June 30, 1999 which has since been repaid.

     On November 15, 1999, the Company entered into a sales agency agreement with Corstar Business Computing Co., Inc. of Hawthorne, New York and McLaughlin International, Inc., ('the Agents') to promote and sell MSU's products. MSU has agree to pay the Agents, to be divided equally, a fee of $25,000 per month, plus a commission per unit of the Company's products sold by them. The Company, as additional consideration, has also granted the Agents warrants to purchase 100,000 shares of common stock in the Company at $3.00 per share for a period of five years from the date of execution of the agreements. The Company has also agreed to issue additional warrants, on the same terms as set out above, upon the sale of additional units of the Company's products. The agreement is terminable on 90 days prior written notice before the end of any one-year term or it continues for another year.

     In January 1999, McLaughlin Group LLC, who had purchased $330,560 of the 10% convertible promissory notes from the original subscribers, exercised their right of conversion in respect of these notes into 440,747 shares of common stock in the Company at the conversion price of $0.75 per share.

     Effective March 30, 2000 and April 18, 2000, Jeremy Miles Simpson acquired from the Company, in private transactions, 23,250 and 80,000 shares respectively of MSU's common stock. Consideration for the common stock was respectively $69,750 and $80,000 in cash. The price paid for the common shares in each case was the same price as shares were sold to unconnected third parties in similar transactions on or about the same dates. In addition, Mr. Simpson was granted options to acquire 27,900 shares of common stock at a price of $3.00 per share in respect of the March, 2000 transaction and 80,000 shares of common stock at a price of $3.00 per share in respect of the April 2000 transaction. In both cases the options are exercisable immediately. The end of the option term in respect of the March transaction is December 31, 2001, and in respect of the April transaction, May 31, 2001.

     In May 2000, Stephen W. Coles acquired 100,000 shares of common stock in the Company for $100,000 cash and warrants to subscribe for a further 100,000 shares of common stock at $3.00 per share which expire on May 31, 2001.

     In May 2000, persons associated with Jeffrey N. Green acquired 300,000 shares of common stock in the Company for $300,000 cash and warrants to subscribe for a further 300,000 shares of common stock at $3.00 per share which expire on May 31, 2001.

     See 'Item 11. EXECUTIVE COMPENSATION--Compensation Committee Interlocks and Insider Participation' for additional relationships and related transactions.

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a) The following documents are filed as part of this report


Financial Statements

Independent Auditors' report

Consolidated Balance Sheets at June 30, 1999 and 2000

Consolidated Statements of Operations for the years ended June 30, 1998, June 30, 1999 and June 30, 2000

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1998, June 30, 1999 and June 30, 2000.

Consolidated Statements of Cash Flows for the years ended June 30, 1998 June 30, 1999 and June 30, 2000

Notes to Consolidated Financial Statements.


Financial Statement Schedules

     None




Exhibits
---------
   2.      Exchange Agreement among Capital Acquisition Company and the shareholders of MSU PLC.(3)
 3.1       Articles of Incorporation.(1)
 3.2       Amendment to Articles of Incorporation(4)
 3.3       Bylaws(1)
 3.4       Amendment to Bylaws(2)
 4.1       Common Stock Purchase Agreement with McLaughlin Group LLC(4)
 4.2       Amendment to Common Stock Purchase Agreement with McLaughlin Group LLC(4)
 4.3       Warrant issued to McLaughlin Group LLC(4)
10.1       Service Agreement with Wynford Peter Holloway(4)
10.2       Service Agreement with Keith Charles Hall(4)
10.3       Service Agreement with William Derek Snowdon(4)
10.4       Placement Agreement with Millport Limited as amended and confirmed(4)
10.5       Holloway Settlement Trust Deed(4)
10.6       Office Lease Agreement with Brixton Estates Plc.(4)
10.7       Manufacturing, Distribution and Joint Venture Agreement with American Interactive Media, Inc.
           Confidential treatment has been requested for specific portions of the Manufacturing, Distribution and Joint Venture Agreement(4)
10.8       Engagement letter, dated November 8, 1995 with McLaughlin International, Inc.(4)
10.9       Engagement letter, dated May 17, 1996 with McLaughlin International, Inc.(4)
10.10      Form of Director Option granted to each Director in consideration of the Guarantee to National
           Westminster Bank Plc. credit facility(4)
10.11      Development and licensing Agreement with TXC Corporation. Confidential treatment has been requested for specific portions of the License Agreement.(4)
10.12      Agreement with Mitac, Inc. Confidential treatment has been requested for specific portions of the
           Agreement(4)
10.13      Letter Agreement, dated February 15, 1997, with Forte Communications, Inc., as public relations consultants to the Company, together with letter amending such letter Agreement(5)
10.14      License Agreement, dated January 29, 1997, with Zilog Inc. a California corporation. Confidential treatment has been requested for specific portions of the License Agreement(5)
10.15      License Agreement, dated August 18, 1997, with C_Cube Microsystems Inc., a Delaware corpora-
           tion. Confidential treatment has been requested for specific portions of the License Agreement.(5)
10.16      Service Agreement with Keith Edward Peirson(5)

10.17       Service Agreement with Richard Horby Phillips(5)
10.18       Service Agreement with Gerald J. Capaci(5)
10.19       Advisory and Investment Banking Agreement dated January 29, 1999 with May Davis Group Inn.
            (terminated)(6)
10.20       Agreement with Barry Jordan(6)
10.21       Agreement with Thakral Electronics Industrial Corp Limited(6)
10.22       Consulting Agreement with McLaughlin Group (expired)(6)
10.23       Agreement with HSBC(6)
10.24       Form of 6% Convertible Secured Promissory Notes(6)
10.25       Form of 8% Convertible Secured Promissory Notes(6)
10.26       Form of 10% Convertible Secured Promissory Notes(6)
10.27       Product Know-how Agreement with JadooNet.com Limited(7)
10.28       Software License Agreement with JadooNet.com Limited(7)
10.29       Strategic Investment Agreement with JadooNet.com Limited(7)
10.30       Swap Agreement Agreement with JadooNet.com Limited(7)
10.31       Sales Representative Agreement with Corstar Computing Co. Inc. and McLaughlin International
            Inc.(7)
10.32       Form of 10% Convertible promissory Notes - January 2000(8)
10.33       Darran H. Evans employment contract(8)
10.34       Agreement by and between the Company and Stephen Walter Coles(8)
10.35       Agreement by and between the Company and Jeffrey Nelson Green(8)
10.36       Manufacturing Agreement by and between the Company and Flex International UK Ltd.(8)
16.1        Letter re change in certifying accountant from Coopers & Lybrand LLP(4)
21.1        Subsidiaries of Registrant(5)
24.1        Power of Attorney. (reference is made to the signature page of this report)
27.1        Financial Data Schedule(9)

------------
(1) Contained in exhibits to the Registration Statement on Form S-18 (File No. 33-07861-A), declared effective by the Securities and Exchange Commission on November 6, 1986.
(2) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Securities and Exchange Commission in May 1990.
(3) Contained in exhibits to the Report on Form 8-K filed with the Securities and Exchange Commission in October 1994.
(4) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed with the Securities and Exchange Commission on November, 29 1996.
(5) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 25, 1997.
(6) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 5, 1999.
(7) Contained in exhibits to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed with the Securities and Exchange Commission on February 14, 2000.
(8) Contained in exhibits to the Registration Statement on Form S-1 (File No. 333-43020).
(9) Filed herewith

(b) Reports on Forms 8-K

     None

                       MSU CORPORATION AND SUBSIDIARIES




                       CONSOLIDATED FINANCIAL STATEMENTS



                    Years Ended June 30, 2000, 1999 and 1998

                                C O N T E N T S
                            -----------------------

                                                                   Page
                                                                  Number
                                                                 -------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-1
FINANCIAL STATEMENTS
   Consolidated Balance Sheets                                   F-2
   Consolidated Statements of Operations                         F-3
   Consolidated Statements of Changes in Shareholders' Equity    F-4
   Consolidated Statements of Cash Flows                         F-5
   Notes to Consolidated Financial Statements                    F-6

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
MSU Corporation
Central Milton Keynes, England

We have audited the accompanying consolidated balance sheets of MSU Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered, and continues to suffer, significant losses from its operations, has an accumulated deficit, continues to have negative cash flow from operations and currently has a limited customer base. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Certified Public Accountants




Orlando, Florida
September 26, 2000

                       MSU CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            June 30, 2000 and 1999



                                                                               2000               1999
                                ASSETS                                   ----------------   ----------------
CURRENT ASSETS
Cash and cash equivalents ............................................    $   1,990,207      $   2,604,504
Accounts receivable ..................................................          345,363                566
Inventory ............................................................        1,166,347             39,500
Prepaid expenses and other ...........................................          468,143            170,457
                                                                          -------------      -------------
    TOTAL CURRENT ASSETS .............................................        3,970,060          2,815,027
EQUIPMENT, net of accumulated depreciation of $225,645 and
 $152,279 in 2000 and 1999, respectively .............................          155,884            134,959
INVESTMENTS ..........................................................          218,981            390,625
                                                                          -------------      -------------
    TOTAL ASSETS .....................................................    $   4,344,925      $   3,340,611
                                                                          =============      =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft .......................................................    $      18,835      $          --
Current portion of debt ..............................................          825,000             75,000
Accounts payable and accrued liabilities .............................        1,691,095          1,032,947
Related-party notes and advances payable .............................          125,140            185,811
                                                                          -------------      -------------
    TOTAL CURRENT LIABILITIES ........................................        2,660,070          1,293,758
LONG-TERM DEBT .......................................................          505,000            505,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; 50,000,000 shares authorized;
 29,051,202 and 25,364,262 shares issued and outstanding at June 30,
 2000 and 1999, respectively .........................................          290,512            253,642
Additional paid-in capital ...........................................       22,076,718         17,854,174
Stock subscription receivable ........................................         (145,000)          (148,750)
Accumulated other comprehensive income ...............................          389,207            108,820
Accumulated deficit ..................................................      (21,431,582)       (16,526,033)
                                                                          -------------      -------------
    TOTAL SHAREHOLDERS' EQUITY .......................................        1,179,855          1,541,853
                                                                          -------------      -------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY ...........................................    $   4,344,925      $   3,340,611
                                                                          =============      =============



                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                       MSU CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         June 30, 2000, 1999 and 1998



                                                                    2000              1999             1998
                                                              ---------------   ---------------   --------------
REVENUES ..................................................    $    904,695      $     31,746      $ 4,179,203
EXPENSES
Cost of revenues ..........................................         928,255            53,374            7,796
Selling, general and administrative .......................       2,190,296         1,543,740        1,211,334
Depreciation ..............................................          83,267            74,082           49,556
Interest expense ..........................................         112,935           157,675          297,706
Research and development ..................................       2,036,450         1,555,918        1,408,664
                                                               ------------      ------------      -----------
    TOTAL EXPENSES ........................................       5,351,203         3,384,789        2,975,056
                                                               ------------      ------------      -----------
    OPERATING INCOME (LOSS) ...............................      (4,446,508)       (3,353,043)       1,204,147
NON-OPERATING INCOME (EXPENSE)
Interest income ...........................................          37,998             4,693            5,488
Amortization of discount on convertible notes and deferred
 financing costs ..........................................        (441,251)       (3,670,000)        (917,891)
Impairment loss on carrying value of investments ..........              --        (2,524,375)              --
Conversion loss on issuance of common stock under
 market ...................................................         (55,788)         (142,546)              --
                                                               ------------      ------------      -----------
    TOTAL NON-OPERATING INCOME (EXPENSE)                           (459,041)       (6,332,228)        (912,403)
                                                               ------------      ------------      -----------
    NET INCOME (LOSS) .....................................    $ (4,905,549)     $ (9,685,271)     $   291,744
                                                               ============      ============      ===========
BASIC AND DILUTED INCOME (LOSS)
 PER COMMON SHARE .........................................    $      (0.19)     $      (0.47)     $      0.02
                                                               ============      ============      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ................................      25,793,000        20,550,000       16,245,000
                                                               ============      ============      ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                       MSU CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY

                   Years Ended June 30, 2000, 1999 and 1998



                                              Comprehensive          Common Stock           Additional
                                                                   $0.01 Par Value
                                                  Income      --------------------------      Paid-In
                                                  (Loss)         Shares        Amount         Capital
                                             ---------------  ------------  ------------  --------------
Balance -- June 30, 1997                      $         --     15,986,891    $ 159,869     $ 4,456,560
Issuance of Common Shares                               --        603,346        6,033         769,384
Issuance of Options to Purchase 903,846
 Shares of Common Stock                                 --             --           --          61,846
Translation Adjustments                            (84,655)            --           --              --
Change in Market Value of Investments
 Available for Sale                               (696,500)            --           --              --
Net Income                                         291,744             --           --              --
                                              ------------     ----------    ---------     -----------
Comprehensive Loss                            $   (489,411)
                                              ============
Balance -- June 30, 1998                      $         --     16,590,237      165,902       5,287,790
Issuance of Common Shares                               --      8,774,025       87,740       8,797,946
Issuance of Options to Purchase 112,500
 Shares of Common Stock                                 --             --           --          98,438
Translation Adjustments                             98,774             --           --              --
Reclassification of Change in Market Value
 of Investments Available for Sale to
 Account for Permanent Impairment                  696,500             --           --              --
Charge for Discount on Convertible Notes
 Issued                                                 --             --           --       3,670,000
Net Loss                                        (9,685,271)            --           --              --
                                              ------------     ----------    ---------     -----------
Comprehensive Loss                            $ (8,889,997)
                                              ============
Balance -- June 30, 1999                      $         --     25,364,262      253,642      17,854,174
Issuance of Common Shares                               --      3,686,940       36,870       3,781,293
Charge for Discount on Convertible Notes
 Issued                                                 --             --           --         441,251
Collection of Stock Subscription
 Receivable                                             --             --           --              --
Translation Adjustments                            443,880             --           --              --
Change in Market Value of Investments
 Available for Sale                               (163,493)            --           --              --
Net Loss                                        (4,905,549)            --           --              --
                                              ------------     ----------    ---------     -----------
Comprehensive Loss                            $ (4,625,162)
                                              ============
Balance -- June 30, 2000                                       29,051,202    $ 290,512     $22,076,718
                                                               ==========    =========     ===========


                                                                                 Accumulated
                                                                                    Other             Total
                                                  Stock                         Comprehensive     Shareholders'
                                              Subscription      Accumulated         Income            Equity
                                               Receivable         Deficit           (Loss)          (Deficit)
                                             --------------  ----------------  ---------------  -----------------
Balance -- June 30, 1997                       $       --     $  (7,132,506)     $    94,701      $  (2,421,376)
Issuance of Common Shares                              --                --               --            775,417
Issuance of Options to Purchase 903,846
 Shares of Common Stock                                --                --               --             61,846
Translation Adjustments                                --                --          (84,655)           (84,655)
Change in Market Value of Investments
 Available for Sale                                    --                --         (696,500)          (696,500)
Net Income                                             --           291,744               --            291,744
                                               ----------     -------------      -----------      -------------
Comprehensive Loss
Balance -- June 30, 1998                               --        (6,840,762)        (686,454)        (2,073,524)
Issuance of Common Shares                        (148,750)               --               --          8,736,936
Issuance of Options to Purchase 112,500
 Shares of Common Stock                                --                --               --             98,438
Translation Adjustments                                --                --           98,774             98,774
Reclassification of Change in Market Value
 of Investments Available for Sale to
 Account for Permanent Impairment                      --                --          696,500            696,500
Charge for Discount on Convertible Notes
 Issued                                                --                --               --          3,670,000
Net Loss                                               --        (9,685,271)              --         (9,685,271)
                                               ----------     -------------      -----------      -------------
Comprehensive Loss
Balance -- June 30, 1999                         (148,750)      (16,526,033)         108,820          1,541,853
Issuance of Common Shares                              --                --               --          3,818,163
Charge for Discount on Convertible Notes
 Issued                                                --                --               --            441,251
Collection of Stock Subscription
 Receivable                                         3,750                --               --              3,750
Translation Adjustments                                --                --          443,880            443,880
Change in Market Value of Investments
 Available for Sale                                    --                --         (163,493)          (163,493)
Net Loss                                               --        (5,235,237)              --         (5,235,237)
                                               ----------     -------------      -----------      -------------
Comprehensive Loss
Balance -- June 30, 2000                       $ (145,000)    $ (21,431,582)     $   389,207      $   1,179,855
                                               ==========     =============      ===========      =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       MSU CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         June 30, 2000, 1999 and 1998



                                                                     2000                1999               1998
                                                               ----------------   -----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................................     $ (4,905,549)      $  (9,685,271)     $    291,744
Adjustments to reconcile net income (loss) to net cash used
 in operating activities
Depreciation ...............................................           83,267              74,082            49,556
Amortization of discount on convertible notes ..............          441,251           3,670,000                --
Amortization of other deferred costs .......................               --                  --           917,891
Impairment loss on carrying value of investments ...........               --           2,524,375                --
Non-cash expense related to grants of stock purchase
 options ...................................................               --              98,438            61,846
Issuance of stock for services and settlements .............               --             172,213                --
Issuance of stock for relief of interest ...................           32,001             153,049                --
Conversion loss on issuance of common stock under
 market ....................................................           55,788             142,546                --
Non-cash revenue related to sale of license ................               --                  --        (2,915,000)
(Increase) decrease in accounts receivable, net ............         (362,016)               (566)          105,842
(Increase) decrease in inventories .........................       (1,184,650)            (40,749)           12,325
(Increase) decrease in prepaid expenses and other ..........         (306,923)            (87,737)           35,332
Increase in accounts payable and accrued liabilities .......          739,473             304,852            54,249
Increase (decrease) in related-party notes and advances
 payable ...................................................          (46,548)            163,000           (12,558)
                                                                 ------------       -------------      ------------
      TOTAL ADJUSTMENTS ....................................         (548,357)          7,173,503        (1,690,517)
                                                                 ------------       -------------      ------------
   NET CASH USED IN OPERATING ACTIVITIES ...................       (5,453,906)         (2,511,768)       (1,398,773)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment, net .............................         (110,768)           (106,628)          (81,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) borrowings under short-
 term credit facilities, net ...............................           19,774                  --          (131,595)
Proceeds from issuance of convertible promissory notes .....          900,000           4,175,000           470,008
Repayment of convertible promissory notes ..................               --            (326,939)               --
Proceeds from issuance of note payable .....................               --              75,000                --
Repayment of note payable ..................................               --                  --          (250,000)
Proceeds from issuance of note to related party ............               --              77,200            41,500
Repayment of note to related party .........................          (20,291)            (18,250)          (33,200)
Issuance of common stock ...................................        3,580,374           1,013,650           775,417
Collection of subscription receivable ......................            3,750                  --                --
                                                                 ------------       -------------      ------------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES .............................................        4,483,607           4,995,661           872,130
EFFECT OF EXCHANGE RATE CHANGES ............................          466,770              61,199           (84,655)
                                                                 ------------       -------------      ------------
      NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS ....................................         (614,297)          2,438,464          (693,198)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR ......................................................        2,604,504             166,040           859,238
                                                                 ------------       -------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.                        $  1,990,207       $   2,604,504      $    166,040
                                                                 ============       =============      ============

                     The accompanying notes are an integral
                 part of the consoldated financial statements.

                       MSU CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended June 30, 2000, 1999 and 1998


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

     MSU Corporation operates primarily through Web 2 U Limited, which is principally engaged in the design and development of software, computer chips and chipsets for use in high-volume consumer electronic products. In February 1997, MSU US Operations, Inc. was incorporated in North Carolina to act as a sales company marketing and selling products developed by MSU. The activity of MSU US Operations has not been significant since its inception. All of the outstanding common stock of MSU US Operations is owned by MSU Corporation.

     The consolidated financial statements include the accounts of MSU Corporation, MSU Plc., Web 2 U Limited and MSU US Operations, Inc. (collectively, the Company). All significant intercompany accounts have been eliminated in the consolidated financial statements.


Significant Risks

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 2000 and 1999, the Company generated net losses of approximately $4,906,000 and $9,685,000, respectively. At June 30, 2000, the Company had an accumulated deficit of approximately $21,432,000. Additionally, the Company has had recurring negative cash flows from operations and currently has a limited customer base (see Note 10). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans with regard to these matters include increased cash flows from operations through sales of its proprietary Internet Access Device in respect of which commercial production has commenced, further development, upgrade and marketing of its software, chips and products, the issuance of additional shares of the Company's common stock or debt securities in exchange for proceeds, which may be used to provide the working capital needed to commercially exploit the Company's core technologies. The Company will have to expend significant amounts of cash on research and development in order to potentially produce revenues in the future, and it anticipates the initial source of such funds to be derived from the issuance of additional debt and/or equity securities. The issuance of any additional securities would further dilute the current ownership structure. The Company also intends to develop further its infrastructure and organization to support its enhanced operations as funds become available. However, there can be no assurance that management will be successful in the implementation of its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


Inventory


     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is generally comprised of Internet Access Devices, which are available for sale, and their components.


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


Revenue Recognition


     Revenue in 2000 represents the net sales value of Internet Access Devices which have been invoiced to customers. In previous years, the Company entered into development arrangements with certain customers to design computer chips and chipsets using existing and enhanced technology, which are suitable for use in the customer's application. The Company's development arrangements are generally performed under contractual arrangements which stipulate the Company's fee as certain performance criteria are met. The Company recognizes these development fees when its customers acknowledge that the fee has been earned by accepting the Company's work product. None of the arrangements resulted in development fees or related support services fees in the years ended June 30, 2000 and 1999.


     Certain arrangements provide for the customer to pay a royalty or licensing fee. Royalty fees are to be paid to the Company if the customer uses the Company's work product in commercial applications. Royalty and licensing fees earned by the Company in the year ended June 30, 1998, amounted to approximately $4,178,000. In the years ended June 30, 2000 and 1999, none of the arrangements resulted in royalty or licensing revenue to the Company.


     Revenue from the sale of chipset products to customers is recognized at the time the products are shipped.


Deferred Financing Costs


     The costs attributable to the issuance of certain convertible promissory notes are generally deferred and amortized over the term of the notes. The new 10% convertible notes mature on December 31, 2000 (see Note 9), however, all deferred financing costs related to that issuance have been amortized as of June 30, 2000 due to the existence of an automatic conversion feature on the notes.


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

Net Income (Loss) Per Share

     During the fiscal year ended June 30, 1998, the Company adopted "Statement of Financial Accounting Standards No. 128 - Earnings Per Share" (SFAS 128), which requires presentation of both basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. Earnings per share information for all periods have been restated to conform to the requirements of SFAS 128.

     Common share equivalents were not considered in the earnings per share calculation for 2000 and 1999 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 2000 and 1999 were calculated based on approximately 25,793,000 and 20,550,000 weighted average common shares outstanding during the years, respectively.

     The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the fiscal year ended June 30, 1998:



                                                     For the Fiscal Year Ended June 30, 1998
                                                   --------------------------------------------
                                                       Income           Shares        Per-Share
                                                    (Numerator)     (Denominator)      Amount
                                                   -------------   ---------------   ----------
Basic EPS
   Net income ..................................     $ 291,744        16,245,000     $  0.02
                                                     =========                       =======
Effect of Dilutive Securities
   Common stock options ........................                          47,000
                                                                      ----------
Diluted EPS
   Net income plus assumed conversions .........     $ 291,744        16,292,000     $  0.02
                                                     =========        ==========     =======

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


Concentrations of Credit Risk and Fair Value of Financial Instruments

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposited in financial institutions, accounts receivable and investments in publicly traded equity securities. The Company primarily maintains its cash in bank deposit accounts in the United Kingdom, which are not insured. The Company has not experienced any losses in such bank deposit accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. Accounts receivable are primarily related to sales to one company.

     Management believes that credit risk with respect to accounts receivable is mitigated by the creditworthiness of the customer. The Company's equity security holdings consists of an investment in one company (see Note 3). As a result, the Company has a significant credit risk related to its investment and is subject to the concentrated market risk related to not having a diversified portfolio. Volatility in the investment's stock price or low trading volume may have an adverse impact on the Company's financial position.


     Financial instruments reflected in the Company's balance sheets at June 30, 2000 and 1999 include cash and cash equivalents, accounts receivable, subscription receivable, notes payable, and other borrowings. The carrying amount of cash and cash equivalents, accounts receivable, subscription receivable, notes payable and other short-term borrowings approximates fair value because of the short maturity of those instruments. Because of the circumstances and the nature of the Company's relationship with its creditors, it was not practical to estimate the fair value of long-term notes payable.


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


Reclassifications


     Certain reclassifications were made to the 1999 and 1998 financial statements to conform to the 2000 presentation.


NOTE 3 -- LICENSING AGREEMENT


     On May 6, 1998, the Company entered into a licensing agreement with American Interactive Media, Inc. (AIM), whereby the Company granted to AIM a worldwide, non-exclusive license in respect of the MSU proprietary intellectual property relating to the Internet Access Device. The consideration for the license was $1,150,000 in cash and 560,000 restricted shares of common stock in AIM, of which 60,000 shares were issued directly to Capital Bay Securities and Daybreak Fund LLC in settlement of certain short-term funding received by the Company of $314,985, together with accrued interest and other fees owing to Capital Bay Securities and Daybreak Fund LLC. In fiscal 1999, the trading value of the Company's investment in AIM declined significantly. The Company determined the loss to be permanent and, accordingly, recognized an impairment loss on the carrying value of investments of approximately $2,500,000 in the accompanying financial statements.


     At June 30, 2000, the Company's investment serves as collateral on certain borrowings (see Note 9).


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


     The Company has received services from law firms in which a director of the Company was employed. Amounts charged to operations for these legal services during the years ended June 30, 2000, 1999 and 1998, approximated $80,000, $115,000 and $122,000, respectively.


     The Company has also entered into a marketing agreement with an individual who is a director of a principal shareholder of the Company. The agreement provides, among other things, for the individual to receive compensation based upon revenue attained by the Company, as a result of transactions attributable to the individual's efforts. Compensation under the agreement is to consist of from 5% to 10% of such revenue plus warrants to acquire 75,000 shares of the Company's common stock for each $1 million of revenue attained, with an exercise price of 50% of market value at the time the warrants are issued, up to a maximum of 300,000 shares. No expense has been incurred under this agreement through June 30, 2000.

     In the fiscal year ended June 30, 2000, the Company had received services from a marketing joint venture corporation, one member of which is an entity primarily owned by a significant shareholder of the Company (see Note 10). Expenses related to these services incurred in the fiscal year ended June 30, 2000, were approximately $138,000. Amounts payable to the joint venture corporation were approximately $88,000 at June 30, 2000, and is included in accounts payable and accrued liabilities in the accompanying balance sheet.

     In September 1996, a trust, the Holloway Settlement, formerly the Employee Trust (the Trust), in which a director has an interest loaned the Company approximately $163,000. The loan is unsecured, bears no interest, and has no defined terms for repayment. As consideration for this, the Company has granted to the trustees an option over a five-year period to subscribe for 100,000 shares of the Company's common stock with an exercise price of $2.12, being the market value of the Company's common stock at the date of grant of the options. During the fiscal year ended June 30, 1999, a further $40,000 was advanced on similar terms, and approximately $18,000 was repaid in cash. In October 1998, approximately $161,000 of this note was repaid through the issuance of 322,500 shares of restricted common stock of the Company. As of June 30, 2000, the balance of the note was repaid in full.

     In May 1997, in consideration for a director's personal guarantee of certain loans of the Company, the Company granted an option to the director over a five-year period to subscribe for 50,000 shares of the Company's common stock with an exercise price of $2.12.

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

     Amounts due under related party notes, advances and payables as of June 30, 2000 and 1999, amounted to approximately $125,000 and $186,000, respectively. The June 30, 2000 and 1999 balances consist primarily of approximately $125,000, and $158,000 due to directors for unpaid salaries and zero and approximately $21,000 due to the Trust, respectively.


NOTE 5 -- INCOME TAXES

     As of June 30, 2000, 1999 and 1998, the Company had a U.S. net operating loss carryforward of approximately $2.7 million, $2.5 million and $2 million, respectively, available to offset future taxable income. The net operating loss carryforward expires through the year 2019. Under U.S. federal tax laws, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

     As of June 30, 2000, 1999 and 1998, the Company's subsidiaries had a United Kingdom net operating loss carryforward of approximately $14.5 million, $7.2 million and $4.2 million, respectively. Under United Kingdom tax laws, operating losses carry forward indefinitely.

     Deferred tax assets resulting from the Company's United Kingdom income tax loss carryforwards were approximately $4.3 million, $2.1 million and $1.3 million at June 30, 2000, 1999 and 1998, respectively. The Company has established a valuation allowance to fully offset all deferred tax assets and carryforwards, as their future realization is uncertain.


NOTE 6 -- SHAREHOLDERS' EQUITY

     During the year ended June 30, 1998, the Company issued, in private transactions, an aggregate of 603,346 shares of unregistered common stock in exchange for net consideration of approximately $451,000 cash at the time of the transactions, and approximately $324,000 as forgiveness of interest on certain notes payable.

     During the year ended June 30, 1999, the Company issued, in private transactions, an aggregate of 8,774,025 shares of unregistered common stock in exchange for net consideration of approximately $8,737,000. Approximately $1,021,000 was received in cash for the issuance of 2,027,500 shares of common stock at the time of the transactions. Stock subscriptions receivable in the amount of approximately $149,000 relate to the issuance of 150,000 shares of common stock. Common stock representing 1,923,607 shares was issued to various parties for settlement of approximately $1,782,000 of certain advances, notes and settlements payable. Accrued interest payable approximating $153,000 was relieved through the issuance of 207,500 shares of common stock. Convertible notes payable in the amount of approximately $5,638,000 were converted into 4,465,418 shares of common stock during the year ended June 30, 1999. Conversion cost of securities issued below market during the fiscal year ended June 30, 1999, approximated $143,000, of which approximately $40,000 was as a result of related-party transactions, and was recorded as additional paid-in capital in the accompanying statement of changes in shareholders' equity.

     During the year ended June 30, 2000, the Company issued, in private transactions, an aggregate of 3,686,940 shares of unregistered common stock in exchange for net consideration of approximately $3,818,000. Approximately $3,440,000 was received in cash for the issuance of 3,393,250 shares of common stock at the time of the transactions. Accrued interest payable approximating $32,000 was relieved through the issuance of 16,190 shares of common stock. Convertible notes payable in the amount of approximately $150,000 were converted into 75,000 shares of common stock and stock options representing 202,500 shares of stock were exercised for an aggregate exercise price of approximately $141,000 during the year ended June 30, 2000. Conversion cost of securities issued below market during the fiscal year ended June 30, 2000, approximated $55,000, substantially all of which was as a result of related-party transactions, and was recorded as additional paid-in capital in the accompanying statement of changes in shareholders' equity.


NOTE 7 -- STOCK OPTIONS AND WARRANTS


     In connection with the private placement of 1,600,000 shares of its common stock in 1996, the Company issued a warrant, which was exercisable through September 1, 1997, to purchase 3.5% of the then outstanding shares (calculated on a fully diluted basis) of the Company's common stock for consideration of $1,000,000. The warrant was subject to certain anti-dilutive provisions. In July 1997, in consideration for the cancellation of the warrant and anti-dilutive provisions relating to the private placement of 1,600,000 shares of the Company's common stock, the Company issued a new warrant to purchase 650,000 shares of the Company's common stock for $650,000. This warrant is exercisable through July 2002.


     In February 1997, the Company entered into a "Placement Agent Agreement and a Bridging Loan Agreement," which provided for the issuance to the Company of a bridge loan of $600,000 in advance of the offering of approximately $2,000,000 of convertible notes (see Note 9). In accordance with these agreements, the Company issued warrants to the placement agent for 10,000 shares of the Company's common stock, exercisable from May 1997 to May 2000 at a price of $3.00 per share, subsequently amended to $0.75 per share, (which have been exercised as of June 30, 2000) and to the bridge loan noteholders for 60,000 shares of the Company's common stock exercisable at $3.00 per share through February 2002.


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


     In July 1997, the Company granted options to nine of its employees to acquire an aggregate of 50,000 shares of the Company's common stock at an exercise price of $3.56 per share. The option terms are as follows: options relating to 25,000 shares were exercisable on June 30, 1998; options relating to 25,000 shares were exercisable on June 30, 1999. Since the grant date to June 30, 2000, options underlying 30,000 shares were canceled. The remaining options expire in June 2002.


     Pursuant to an employment agreement, in August 1997 and May 1998, the Company granted options to a director to acquire an aggregate of 600,000 shares of the Company's common stock at exercise prices as follows: 300,000 options exercisable at $2.25 per share and 300,000 options exercisable at $0.65 per share. Options relating to 250,000 shares of common stock have expired due to the director's termination of employment. The remaining options are exercisable as follows: options relating to 200,000 shares are exercisable in equal amounts in August 1998 and 1999, and options relating to the remaining 150,000 shares became exercisable in May 1998, which were exercised in the fiscal year ended June 30, 2000. The remaining options expired three years after their date of issuance.


     In February 1998, the Company granted options to a director to acquire an aggregate of 321,646 shares of the Company's common stock at exercise prices ranging from $1.75 to $0.65. These options were immediately exercisable and expire in February 2003.


     In July and August 1998, the Company granted options to ten of its employees to acquire an aggregate of 88,000 shares of the Company's common stock at an exercise price of $0.94 per share. These options are exercisable in equal amounts in June 1999 and 2000. As of June 30, 2000, 51,500 of these options have lapsed due to termination of the respective employees and 20,000 options have been exercised.


     In August 1998, options to purchase 145,000 shares of the Company's common stock were granted to an investment broker as consideration to extend the due date for the payment of interest on certain convertible promissory notes (see
Note 9). These options have been exercised at an exercise price of $1.00 per share upon which a stock subscription receivable was taken.


     In September 1998, the Company granted options to three directors to acquire an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.65. The options are exercisable in equal amounts in September 1998 and 1999 and expire in September 2003. Options relating to 300,000 shares were canceled in the fiscal year ending June 30, 2000.


     In connection with the private placement of 2,000,000 shares of its common stock in November and December 1998, the Company issued warrants, which were exercisable immediately, to purchase 1,000,000 shares of the Company's common stock for consideration of $500,000. These warrants expire in October 2003.


     As consideration for a loan to the Company in September 1998, a director of the Company was granted options to purchase 105,857 shares of common stock at an exercise price of $0.35 per share. These options are immediately exercisable and expire in September 2003.


     In connection with the issuance of collateralized, convertible promissory notes (see Note 9) in the fiscal year ended June 30, 1999, two directors of the Company offered as security for the loan an aggregate of 3,250,000 shares of the Company's common stock owned by the directors. As consideration for pledging the collateral for the notes, the directors were granted options to purchase an aggregate of 1,125,000 shares of common stock at an exercise price of $0.50 per share. These options were immediately exercisable and were canceled in the fiscal year ended June 30, 2000.


     In November 1998, the Company granted options to eight of its employees to acquire an aggregate of 65,000 shares of the Company's common stock at an exercise price of $0.75 per share. These options were immediately exercisable. As of June 30, 2000, 50,000 of these options have lapsed due to termination of the respective employees.


     In January 1999, the Company issued options to a consultant to purchase 25,000 shares of the Company's common stock at an exercise price of $2.94 per share. These options were immediately exercisable and expire in January 2004.


     In January 1999, the Company issued options to a consultant to purchase 112,500 shares of the Company's common stock at an exercise price of $1.50 per share. These options were immediately exercisable and expire in January 2004.


     Pursuant to an employment agreement, in August 1999, the Company granted options to a director to acquire an aggregate of 301,000 shares of the Company's common stock at an exercise price of $3.38 per share. Options relating to 1,000 shares of common stock were exercisable immediately and the remaining options are exercisable in equal amounts in August 2000, 2001 and 2002. The options expire five years after their date of issuance.

     In August 1999, the Company issued options to a consultant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share. These options were immediately exercisable and expire in February 2004.

     In November 1999, the Company granted options to sixteen of its employees to acquire an aggregate of 74,000 shares of the Company's common stock at an exercise price of $2.25 per share. These options are exercisable in equal amounts in November 2000 and 2001. As of June 30, 2000, 24,000 of these options have lapsed due to termination of the respective employees.

     In November 1999, the Company granted options to four employees to acquire an aggregate of 247,500 shares of the Company's common stock at an exercise price of $2.50 per share. These options are exercisable in equal amounts in November 2000, 2001 and 2002 and expire in November 2004.

     In connection with the November 1999 sales agency agreement (see Note 10), the Company issued warrants to the parties involved to purchase 100,000 shares of common stock at $3.00 per share. These warrants were immediately exercisable and expire in November 2004.

     Pursuant to an employment agreement dated November 1999, the Company granted options to two directors to acquire an aggregate of 300,000 shares of the Company's common stock at an exercise price of $2.75 per share. These options are exercisable in equal amounts in November 2000, 2001 and 2002. The options expire five years after their date of issuance.

     In December 1999, the Company granted options to an employee to acquire 100,000 shares of the Company's common stock at an exercise price of $2.50 per share. These options are exercisable in November 2000 and expire in November 2002.

     In connection with the issuance of collateralized, convertible promissory notes (see Note 9) in the fiscal year ended June 30, 2000, the Company issued an option to the placement agent to acquire 22,500 shares of the Company's common stock at an exercise price of $3.00 per share. These options were immediately exercisable and expire in January 2002.

     In January 2000, the Company granted options to an employee to acquire 60,000 shares of the Company's common stock at an exercise price of $3.13 per share. These options are exercisable in January 2001 and expire in January 2003.

     In connection with a licensing agreement signed by the Company in January 2000, the Company issued a warrant, which is exercisable through January 15, 2001, to purchase 3.5% of the then outstanding shares (calculated on a fully diluted basis) of the Company's common stock at an exercise price of $2.55 (see
Note 10).

     In connection with the private placement of 750,000 shares of its common stock in January and February 2000, the Company issued warrants, which were exercisable immediately, to purchase 300,000 shares of the Company's common stock for consideration of $900,000. These warrants expire in May 2001.

     In March and April 2000, the Company granted options to a director to acquire an aggregate of 107,900 shares of the Company's common stock at an exercise price of $3.00. These options were immediately exercisable and expire with respect to 80,000 shares in May 2001 and 27,900 in December 2001.

     In connection with the private placement of 3,290,000 shares of its common stock in May and June 2000, the Company issued warrants, which were exercisable immediately, to purchase 3,290,000 shares of the Company's common stock for consideration of $9,870,000. These warrants expire in May 2001.

     Compensation expense recorded for stock options and warrants granted in the years ended June 30, 2000, 1999 and 1998, approximated $-0-, $98,000, and $230,000, respectively, and is included in selling, general and administrative expenses.

     Activity related to the Company's stock options and warrants during the years ended June 30, 1998, 1999 and 2000, was as follows:



                                                  Outstanding Options and Warrants
                                                -------------------------------------
                                                                     Weighted Average
                                                 Number of Shares     Exercise Price
                                                ------------------  -----------------
June 30, 1997 ................................       2,002,500      $ 2.22
Grants .......................................       1,121,646      $ 1.39
Exercises ....................................         (37,000)     $ 1.00
Cancellations ................................        (320,000)     $ 2.18
                                                     ---------
June 30, 1998 ................................       2,767,146      $ 1.86
Grants .......................................       3,166,357      $ 0.61
Exercises ....................................        (172,500)     $ 0.96
Cancellations ................................        (316,500)     $ 1.54
                                                     ---------
June 30, 1999 ................................       5,444,503      $ 1.18
Grants .......................................       6,351,320      $ 2.85
Exercises ....................................        (202,500)     $ 0.69
Cancellations ................................      (1,504,000)     $ 0.59
                                                    ----------
June 30, 2000 ................................      10,089,323      $ 2.34
                                                    ==========
Options exercisable at June 30, 2000 .........       8,906,823      $ 2.29
                                                    ==========      ======

     The range of exercise prices for stock options and warrants outstanding at June 30, 2000 was $0.35 to $5.00. The following table summarizes information about stock options and warrants outstanding at June 30, 2000:



                                         Outstanding Options and Warrants
                             --------------------------------------------------------
                                                 Weighted
                                Number            Average
                                  of            Contractual        Weighted Average
Range of Exercise Prices        Shares        Life (in years)       Exercise Price
--------------------------   ------------   ------------------   --------------------
$0.35 to $2.99 ...........    5,547,923                   2.2    $ 1.65
$3.00 to $5.00 ...........    4,541,400                   1.0    $ 3.17
                              ---------
                             10,089,323                   1.7    $ 2.34
                             ==========
                                          Exercisable Options and Warrants
                             -----------------------------------------------------------
                                                                 Weighted Average
Range of Exercise Prices                     Number of Shares     Exercise Price
---------------------------                 ------------------   --------------------
$0.35 to $2.99 ...........                  4,725,423            $ 1.52
$3.00 to $5.00 ...........                  4,181,400            $ 3.16
                                            -----------------
                                            8,906,823            $ 2.29
                                            =================

     SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provisions of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. The fair value of the options granted during the fiscal years ended June 30, 2000, 1999 and 1998 reported below, has been estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         2000        1999        1998
                                      ---------   ---------   ---------
Expected life (in years) ..........         5           5           5
Risk-free interest rate ...........       8.0%        7.5%        6.5%
Volatility ........................       128%        131%        130%
Dividend yield ....................       0.0%        0.0%        0.0%

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is approximately as follows:



                                             2000                1999                 1998
                                      -----------------   ------------------   -----------------
Pro forma net loss ................   $ (6,892,658)       $ (11,259,000)       $ (1,310,000)
Pro forma loss per share ..........   $      (0.27)       $       (0.55)       $      (0.08)

     The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.



NOTE 8 -- SHORT-TERM BORROWINGS


     The Company has borrowed funds from time to time for working capital under various credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the financial institution's prime rate. All such borrowings, including bank overdrafts, are subject to the bank's discretion and are collateralized by a floating debenture on substantially all of the assets of the Company and are payable on demand. At June 30, 2000, there was approximately $19,000 in overdraft borrowings outstanding under this arrangement.


NOTE 9 -- LONG-TERM DEBT


     During the year ended June 30, 1997, the Company issued approximately $1,830,000 of 10% convertible promissory notes (the old 10% Notes). Interest was payable quarterly and the old 10% Notes matured July 1, 1998. The old 10% Notes were collateralized by the assets of the Company and were originally convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of old 10% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $1,524,000. During the year ended June 30, 1998, the Company issued an additional $470,000 of the old 10% Notes. The Company used approximately $600,000 of the proceeds to repay certain bridge financing that it incurred during the year ended June 30, 1997.


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


     In December 1998, the Company issued $175,000 of 8% convertible promissory notes (the 8% Notes). Interest was prepaid on the 8% Notes through December 2001, with an issuance of approximately 58,000 shares of the Company's common stock. The 8% Notes are collateralized by certain assets of the Company and two directors of the Company (see Note 7), mature in December 2001, and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the 8% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $156,000. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes.

     In January 1999, the Company issued $330,000 of 6% convertible promissory notes (the 6% Notes). Interest was prepaid on the 6% Notes through December 2001, with an issuance of approximately 80,000 shares of the Company's common stock. The 6% Notes are collateralized by certain assets of the Company and two directors of the Company (see Note 7), mature in December 2001, and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the 6% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $307,000. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes.

     In May 1999, the Company issued $3,670,000 of 10% convertible promissory notes (the May 1999 10% Notes). Interest was payable on these notes quarterly. The May 1999 10% Notes were collateralized by certain assets of the Company and two directors of the Company (see Note 7) and, in June 1999, were converted into shares of the Company's common stock at a rate of one share of common stock for each $2.00 of the May 1999 10% Notes principal converted. Proceeds received by the Company from the issuance of the May 1999 10% Notes, net of offering costs, approximated $3,376,000 in cash and $160,000 in forgiveness of non-convertible promissory notes. Since the conversion price of these notes was below the market price of the Company's stock at the date of issuance, a discount relating to this beneficial conversion feature in the amount of $3,670,000 was recorded in the year ended June 30, 1999. Due to the conversion of the May 1999 10% Notes, this discount was fully amortized as of June 30, 2000 and appears in the accompanying statements of operations.

     The Company executed notes payable with three individuals in March 1999 for consideration of $235,000. Two of these notes were subsequently paid by the issuance of $160,000 of new 10% convertible notes to the respective noteholders. The note related to the remaining principal balance of $75,000 outstanding at June 30, 2000, is unsecured and was due at June 30, 2000.

     In 1999, the Company received loans in the amount of approximately $40,000 from the Trust (see Note 10). The loans are unsecured, bear no interest, and were repaid in the fiscal year ended June 30, 2000.

     In September 1999, the Company issued $150,000 of 10% convertible promissory notes (the September 1999 10% Notes). Interest was payable on these notes semi-annually. The September 1999 10% Notes were collateralized by certain assets of the Company and two directors of the Company (see Note 7) and were convertible into shares of the Company's common stock at a rate of one share of common stock for each $2.00 of the September 1999 10% Notes principal converted. Proceeds received by the Company from the issuance of the September 1999 10% Notes, net of offering costs, approximated $150,000. Since the conversion price of these notes was below the market price of the Company's stock at the date of issuance, a discount relating to this beneficial conversion feature in the amount of $150,000 was recorded upon the conversion of the notes in November 1999 and appears in the accompanying fiscal 2000 statement of operations.

     In January and February 2000, the Company issued $750,000 of 10% convertible promissory notes (the new 10% Notes). Interest is payable on these notes semi-annually. The new 10% Notes are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the new 10% Notes principal converted. Proceeds received by the Company from the issuance of the new 10% Notes, net of offering costs, approximated $704,000. Since the conversion price of these notes was below the market price of the Company's stock at the date of issuance, a discount relating to this beneficial conversion feature in the amount of approximately $291,000 was recorded in the year ended June 30, 2000. Due to the automatic conversion feature of the new 10% Notes, this discount was fully amortized upon issuance of the notes and appears in the accompanying fiscal 2000 statement of operations.

     Long-term debt consists of the following at June 30, 2000 and 1999:



                                                                                   2000           1999
                                                                               ------------   ------------
Convertible 10% promissory notes, interest payable semi-annually, maturing
December 31, 2000, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of one share for each dollar
of note principal converted ................................................   $ 750,000       $      --
Convertible 8% promissory notes, interest payable quarterly, maturing
December 2001, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of one share for each $3.00
of note principal converted ................................................     175,000         175,000
Convertible 6% promissory notes, interest payable quarterly, maturing
December 2001, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of one share for each $3.00
of note principal converted ................................................     330,000         330,000
Unsecured, noninterest-bearing notes payable, no specified date for repay-
ment .......................................................................      75,000          75,000
                                                                               ---------       ---------
                                                                               1,330,000         580,000
Less current portion .......................................................    (825,000)        (75,000)
                                                                               ---------       ---------
   Total long-term debt ....................................................   $ 505,000       $ 505,000
                                                                               =========       =========


     Maturities on long-term debt obligations are as follows:



 Year Ending
  June 30,       Principal
------------   ------------
     2001       $ 825,000
     2002       $ 505,000


     Cash paid for interest was approximately $47,000, $-0- and $230,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES


Leases

     The Company leases office space under an operating lease entered into during 1996, which expires in March 2001. The Company also leases office and laboratory space at another location under an operating lease expiring in December 2001. Future minimum rental payments and service charges required under the leases at June 30, 2000, are approximately $54,000.

     For the years ended June 30, 2000, 1999 and 1998, rent expense totaled approximately $192,000, $115,000 and $68,000, respectively.


Pension Plan

     The Company has a defined contribution pension plan for the benefit of its employees. The plan requires an employee contribution of 2.5% of the employee's salary to participate and fixes the employer contribution at 6.5% of the salary for all participating employees. For each of the years ended June 30, 2000, 1999 and 1998, the Company made contributions of approximately $65,000, $54,000 and $36,000 to the plan, respectively.


Employment Agreements

     The Company currently has employment agreements with four of its directors and two employees requiring the payment of aggregate minimum annual salaries of approximately $580,000, along with certain other benefits.

Contracts


     During the fiscal year ended June 30, 2000, the Company entered into a sales agency agreement with a joint venture corporation (the Agent), one member of which is an entity primarily owned by a significant shareholder of the Company, to promote and sell the Company's products. Under the agreement, the Company has agreed to pay the Agent a fee of $25,000 per month plus a commission per unit of product sold. The Company, as additional consideration, has issued warrants to purchase 100,000 shares of the Company's common stock for an exercise price of $3.00 and has also agreed to issue additional warrants based upon the sales of the Company's products (see Notes 4 and 7).


     In January 2000, the Company signed a licensing agreement with an Indian joint venture company to manufacture and sell the Company's products in India, Bangladesh, Nepal, and Sri Lanka. The Company will receive a license fee per unit of product produced and will sell components used in the manufacture to the joint venture company. As part of this agreement, the Company and the joint venture company have received options to purchase shares in the other, in the amount of 3.5% of the outstanding capital stock of each company, at the time of exercise (see Note 7).


     In June 2000, the Company entered into a contract manufacturing agreement with a UK company, which provides for the manufacture of the Company's products. As part of the agreement, the Company has been required to issue a standby letter of credit to the UK company in the amount of $1,500,000, which expires in May 2002. The standby letter of credit is collateralized by a $1,500,000 cash deposit of the Company.


Concentrations


     The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues for the years ended June 30, 2000, 1999 and 1998 were generated from a small number of customers, the loss of any one of which could have a material adverse affect on the Company's business. In fiscal 1998, substantially all of its revenues were derived from one transaction with one customer (see Note 3).


     The Company presently has only one supplier manufacturing customized Internet Access Devices using its chips and software. Should the supplier cease production, the Company could be adversely affected.


     The Company's revenue, by geographical region, during the years ended June 30, 2000, 1999 and 1998, were approximately as follows:



Location                       2000          1999           1998
------------------------   ------------   ----------   --------------
Europe .................    $ 343,000      $  2,000     $     8,000
Asia ...................      562,000        17,000              --
North America ..........           --        13,000       4,171,000
                            ---------      --------     -----------
                            $ 905,000      $ 32,000     $ 4,179,000
                            =========      ========     ===========

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


Trust


     As of June 30, 2000 and 1999, 2,724,444 and 2,914,444 shares of the
Company's common stock were held by the Trust. The Settlor is the previous chairman of the Company and the beneficiaries are substantially all of the employees of the Company, including the Settlor. During the years ended June 30, 2000 and 1999, the Company made no contributions to the Trust.

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

     In December 1997, the Company received a complaint demanding approximately $113,000 for unpaid public relations and consulting services. The Company filed an answer to the lawsuit stating that the Plaintiff failed to fulfill its contractual obligations and, accordingly, the Company believed it was not liable for the claim. In January 1999, this matter was settled by the Company agreeing to issue to the complainant 55,000 shares of the Company's common stock, resulting in settlement expense of approximately $96,000.

     The Company continues to review the adequacy of its insurance coverage. Presently, the Company believes that its insurance coverage may be inadequate in light of current and/or prospective agreements. However, management continues to endeavor to obtain adequate coverage, although no assurance can be given that adequate insurance will be obtained.


NOTE 11 -- REGISTRATION OF SHARES

     The Company intended to file a Registration Statement on Form S-1 under the Securities Act of 1933, as amended, for the purpose of registering shares of common stock that are issuable upon the conversion of the Company's May 1999 10% convertible promissory notes (see Note 9) and to register 218,000 shares of common stock to be sold by certain selling shareholders. In 1998, the Company chose to withdraw the Registration Statement.

     In August 2000, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933, for the purpose of registering approximately 9,339,000 shares of common stock, of which approximately 3,468,000 shares of common stock had been previously issued to certain existing shareholders of the Company. Approximately 464,000 shares underlie the conversion rights of certain convertible notes and approximately 5,406,000 shares are represented by stock options and warrants previously issued by the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.


                                            MSU CORPORATION


                                            By: /s/ Richard Horby Phillips
                                              --------------------------------
                                              Richard Horby Phillips
                                              Director (Principal Financial
                                              Officer)

Date: October 4, 2000

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




                      Signature                                   Title                   Date
-----------------------------------------------------   -------------------------   ----------------


    /s/ Darran Huw Evans
  ---------------------------                           Chief Executive Officer     October 4, 2000
        Darran Huw Evans                                and Director (Principal
                                                        Executive Officer)


    /s/ William Derek Snowdon                           Secretary and Director      October 4, 2000
  ---------------------------
        William Derek Snowdon


    /s/ Richard Horby Phillips                          Director (Principal         October 4, 2000
  ---------------------------                           Financial and Accounting
        Richard Horby Phillips                          Officer)


    /s/ Jeremy Miles Simpson                            Director                    October 4, 2000
  ---------------------------
        Jeremy Miles Simpson



  ---------------------------                           Director                    October 4, 2000
        Wynford Peter Holloway


    /s/ Stephen Walter Coles                            Director                    October 4, 2000
  ---------------------------
        Stephen Walter Coles


    /s/ Jeffrey Nelson Green
  ---------------------------                           Director                    October 4, 2000
        Jeffrey Nelson Green




  ---------------------------                           Director                    October 4, 2000
        Fred Kashkooli