Form 10-Q
period 2000-09-30
MSU CORP
filed 2000-11-17
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

Yes [X]  No [  ]

The number of shares of common stock of the Registrant outstanding as of November 15, 2000 was 29,074,051 according to the Company's transfer agent.

                                 Form 10-Q INDEX

PART I   - FINANCIAL INFORMATION

                                                                                                                 Page No.
Item 1   Unaudited Condensed Consolidated Financial Statements
         Unaudited Condensed Consolidated Balance Sheets as at September 30, 2000 and June 30, 2000                     3
         Unaudited Condensed Consolidated Statements of Operations for the three months ended
         Unaudited September 30, 2000 and 1999                                                                          4
         Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
         September 30, 2000 and 1999                                                                                    5
         Notes to Condensed Financial Statements                                                                        6

Item 2   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                   7-10


PART II   - OTHER INFORMATION

Item 1   Legal Proceedings                                                                                             11
Item 2   Change in Securities                                                                                          11
Item 3   Defaults upon Senior Securities                                                                               11
Item 4   Submission of Matters to a Vote of Security Holders                                                           11
Item 5   Other Information                                                                                             11
Item 6   Exhibits and Reports on Form 8-K                                                                              11

                         PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

MSU Corporation
Condensed Consolidated Balance Sheets  (Unaudited)

                                                                          September 30              June 30
                                                                              2000                    2000
CURRENT ASSETS                                                                   $                      $
Cash and cash equivalents                                                   1,605,805               1,990,207
Accounts receivable                                                           167,500                 345,363
Inventory                                                                   1,208,163               1,166,347
Prepaid expenses and other                                                    236,701                 468,143
                                                                           ----------              ----------
TOTAL CURRENT ASSETS                                                        3,218,169               3,970,060

EQUIPMENT, net of accumulated depreciation of $237,541 and
$225,645 at September, 2000 and June 30, 2000 respectively                    165,988                 155,884

INVESTMENTS                                                                   218,981                 218,981
                                                                           ----------              ----------
TOTAL ASSETS                                                               $3,603,138              $4,344,925
                                                                           ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Facility                                                                 131,221                  18,835
Current portion of debt                                                       825,000                 825,000
Accounts payable and accrued liabilities                                    1,640,522               1,691,095
Related-party notes, advances and payables                                    221,400                 125,140
                                                                           ----------              ----------
TOTAL CURRENT LIABILITIES                                                   2,818,143               2,660,070

LONG TERM DEBT                                                                505,000                 505,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $0.01 par value; 50,000,000 shares authorized
29,074,051 and 29,051,202 shares issued and outstanding as
at September, 2000 and June 30, 2000 respectively                             290,740                 290,512
Additional paid-in capital                                                 22,112,195              22,076,718
Stock subscriptions receivable                                               (145,000)               (145,000)
Accumulated other comprehensive income                                        580,914                 389,207
Accumulated deficit                                                       (22,558,854)            (21,431,582)
                                                                           ----------              ----------
TOTAL SHAREHOLDERS' EQUITY                                                    279,995               1,179,855
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $3,603,138              $4,344,925
                                                                           ==========              ==========

            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                  Three months ended
                                                                                      September

                                                                              2000                    1999
                                                                                $                         $
REVENUES                                                                      821,179                     505

EXPENSES
Cost of revenues                                                              764,720                     300
Selling, general and
administrative and other                                                      751,591                 355,819
Depreciation                                                                   17,971                  21,211
Interest expense                                                               34,478                  44,201
Research and development                                                      380,800                 507,984
                                                                           ----------                --------
TOTAL EXPENSES                                                              1,949,560                 929,515
                                                                           ----------                --------
OPERATING LOSS                                                             (1,128,381)               (929,010)

NON OPERATING INCOME
Interest income                                                                 1,109                  20,198
                                                                           ----------                --------
TOTAL NON-OPERATING
INCOME (EXPENSE)                                                                1,109                  20,198
                                                                           ----------                --------
NET LOSS                                                                  $(1,127,272)              $(908,812)
                                                                           ==========                ========

BASIC AND DILUTED NET
LOSS PER COMMON SHARE                                                         $ (0.04)                 $(0.04)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                                                                29,066,435              25,376,626

            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                               Three months ended
                                                                          September 30              September 30
                                                                             2000                      1999
                                                                                $                       $

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                   (1,127,272)               (908,812)
Adjustments to reconcile net loss to net
cash used in operating activities                                             482,975                (157,267)
                                                                           ----------              ----------
NET CASH USED IN OPERATING ACTIVITIES                                        (644,297)             (1,066,079)
                                                                           ----------                --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                                                28,073                 (52,290)
                                                                           ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party borrowings                                         96,260                       -
                                                                           ----------              ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                                     96,260                       -
                                                                           ----------              ----------

EFFECT OF EXCHANGE RATE CHANGES                                               191,708                  58,060
                                                                           ----------              ----------

NET DECREASE IN CASH                                                         (384,402)             (1,060,309)

CASH AT BEGINNING OF PERIOD                                                 1,990,207               2,604,504
                                                                           ----------              ----------
CASH AT END OF PERIOD                                                      $1,605,805              $1,544,195
                                                                           ==========              ==========

            See notes to condensed consolidated financial statements

MSU Corporation

Notes to Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries (Collectively the "Company") as at September 30, 2000, the results of its operations for the three months ended September 30, 2000 and 1999, and its cash flows for the three months ended September 30, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 2000. The results of the operations for the three months ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2001.

NOTE 2  - SHAREHOLDERS' EQUITY

During the three months ended September 30, 2000, there was a decrease in shareholders' equity of approximately $900,000. Net loss for the three-month period was $1,127,000 and the cumulative translation adjustment increased by approximately $192,000.

During the three month period ended September 30, 2000, the Company issued 22,849 shares of its common stock in lieu of interest payable.

NOTE 3  - LOSS PER COMMON SHARE

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
             Results of Operations

Overview of Business Operations and Significant Risks

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, Web 2 U Limited and MSU Operations (US) Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The Company operates primarily through Web 2 U Limited which is principally engaged in the design and development of software, computer chips and chipsets principally for use in high volume consumer electronic products. Most of the Company's chips incorporate multiple functions, thereby eliminating the need for multiple chips and permitting a more efficient printed circuit board design and a diminished risk of malfunction and error at a lower cost. The focus of the Company at this moment of time is on the development of the Set Top Internet Access Device ("herein referred to as IAD") to be used in conjunction with television and telephones.

During the three month period ended September 30, 2000, significant software and hardware modifications to the IAD were completed and the Company has commenced production of Version 3 of the IAD through Flextronics International Limited ("Flextronics") whilst continuing production of Version 2 of the IAD at Thakral. The Company is continuing to develop improved software, which will provide enhanced Internet features.

During the quarter the Company made significant progress in pursuing its partnership strategy in various markets. In July 2000 an agreement was signed with Millennium Telecom Stores SA of Greece to distribute Web2u's technology within markets in South East Europe, including Bulgaria and Romania as well as Greece itself. Also in July 2000 an agreement was reached with Samuelson Corporation of Spain to exploit the Spanish market. These agreements follow similar agreements established in India, Australia and Africa.

As mentioned, the Company also announced the launch of Version 3 of its internet access system. The new version boasts improved download times following the introduction of the Company's new proprietary chip, ISP3. Additionally the new version has enhanced performance provided by a doubling of memory capacity, RGB Video Output and improved software including internet relay chat. The new product version also benefits from a more compact and attractive design using injection moulded plastics.

The new version of the box began to be manufactured during the quarter ended September 30, 2000 by Flextronics of Hamilton, UK. Flextronics is a leading provider in electronic manufacturing services to OEM's in communication, networking, computer, medical and consumer markets. The Company believes that the arrangement with Flextronics provides it with a quality-oriented manufacturing partner whose global network will facilitate a significant growth in production

Risks

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At September 30, 2000 there was an accumulated deficit of $22,558,854. Additionally the Company has had recurring negative cash flows from operations.

The Company expects that it is likely to incur net losses into the second quarter of fiscal 2001, as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organisation to support anticipated operations, including anticipated product demand.

The foregoing statements are forward looking statements that involve risks and uncertainties. The Company is likely to incur net losses beyond the second quarter of fiscal 2001 if anticipated revenues from license fees, royalties and conditional and forecasted purchase orders of customised IAD's are not realized. Such conditional and forecasted purchase orders in respect of the IAD assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customised IAD by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone company, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable; however, should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 2001. The foregoing factors may obviously raise doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements.

The Company anticipates that if revenues from trading operations are not generated in the coming months, it will, at least in the short term, have to continue to fund its operations, through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company.

The markets for the Company's products has only recently begun to develop, are rapidly evolving and are highly competitive, with many competitors having greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no guarantees that the Company will be successful in addressing any of the foregoing risks and that it will be successful in implementing its strategy.

Results of Operations

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

Revenues in the three months ended September 30, 2000 were approximately $821,000; the Revenues for the three months ended September 30, 1999 were negligible.

Sales in the three months ended September 30, 2000 were to four customers, based in Australia, India, Greece and the United Kingdom.

Revenues stated at the end of September relate only to the selling price of the IAD. The Company expects in future to report on going revenues relating to these sales. The sales reported in the three months ended September 30, 2000 include the first sales relating to Version 3 of the IAD.

Research and development expenses generally consist of expenditures related to the Company's development of its software and prototype products. For the three months ended September 30, 2000 research and development expenses decreased by approximately $127,000 from approximately $508,000 in the corresponding period in 1999. The Company continues to expend considerable resources in research and development of the IAD and associated software. Generally the fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. The Company has been focussed on the development of `Version 4' of its IAD while continuing to develop `Version 3' software applications. Version 4 is now in the prototype stage and will begin to be produced commercially during next year. Additionally, the Company will continue to develop its proprietary software. The nature of the IAD enables software downloads to be provided to customers upon release.

Selling, general and administrative and other expenses for the three months ended September 30, 2000 increased by approximately $356,000 over the same period of 1999. The increase in the three months ended September 30, 2000 is primarily due to an increase in personnel, marketing and promotional costs in this period and the movement in the exchange rates between US Dollars and Sterling and the effect that this has on the sterling assets and liabilities. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development) advertising and promotional costs, which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms the Company continues to develop a structured and professional sales and marketing framework to exploit the current and future products. Investment in this area is likely to increase during the next year.

Interest expense for the three months ended September 30, 2000 decreased by approximately $10,000 from $44,000 in the corresponding period in 1999. Interest expense in the current year represents interest payable on promissory notes totalling $1,330,000 and the bank overdraft.

Liquidity and Capital resources

The Company has financed its operations through private sales of equity and debt securities.

For the three-month period ended September 30, 2000 cash used in operating activities was approximately $644,000. Cash flows used in investing activities of approximately $28,000 during such period related mainly to the acquisition of computer equipment.

At September 30, 2000 the Company's principal source of liquidity was approximately $1,606,000 in cash of which $1,500,000 is deposited as collateral for a standby letter of credit in favour of Flextronics.

The Company believes that cash flows expected to be generated by operations through the remainder of fiscal 2001 will be insufficient to meet its cash needs for working capital and capital expenditures for remainder of fiscal 2001. The Company is actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and/or borrowings from third parties. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in securities

For the three-month period ended September 30, 2000 the Company issued 22,849 shares of its common stock in consideration for interest due on certain promissory notes.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Commencing in September 1999, holders of the majority of the Company's issued and outstanding shares of common stock voted by written consent to either amend the Company's Certificate of Incorporation to change the name of the Company to Web2u, Inc., or, if this was not possible, to re register the Company with this name in the State of Delaware

Item 5 - Other information

None

Item 6 - Exhibits and Reports on Form 8-K

None
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                                MSU Corporation
                                                                   (Registrant)

Date    November 15, 2000
                                                   R H Phillips, Vice President
                                   (Principal Financial and Accounting Officer)