Form 10-Q
period 2000-12-31
MSU CORP
filed 2001-02-20
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


       For the transition period from ______________to___________________


Commission File Number: 33-2822-A


                                 MSU Corporation
             (Exact name of registrant as specified in its charter)


Florida                                                          22-2748288
(State or other jurisdiction of                          (I R S Employer I D No)
incorporation or organisation)

            2901 North Dallas Parkway, Suite 460, Plano, Texas 75093
                    (Address of principal executive offices)

                                  972-473-6915
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

The number of shares of common stock of the Registrant outstanding as of February 15, 2001 was 29,074,051 according to the Company's transfer agent.

                                 Form 10-Q INDEX


PART 1   - FINANCIAL INFORMATION


                                                                                 Page No.
Item 1 Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as at December 31, 2000 and
June 30, 2000                                                                        3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2000 and the three and six months ended December
31,1999                                                                              4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months
ended December 31, 2000 and 1999                                                     5

Notes to Unaudited Condensed Consolidated Financial Statements                       6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      7-10


PART 11   - OTHER INFORMATION

Item 5   Other Information                                                           10


                         PART 1 - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

MSU Corporation
Condensed Consolidated Balance Sheets  (Unaudited)


                                                                  December 31      June 30
                                                                    2000             2000
                                                                ------------    ------------
CURRENT ASSETS

Cash and cash equivalents                                       $  1,570,665    $  1,990,207
Accounts receivable                                                  485,469         345,363
Inventory                                                          1,447,594       1,166,347
Prepaid expenses and other                                           225,054         468,143
                                                                ------------    ------------

         TOTAL CURRENT ASSETS                                      3,728,782       3,970,060

EQUIPMENT, net of accumulated depreciation
  of $260,259 and $225,645 at December 31, 2000
  and June 30, 2000, respectively                                    149,547         155,884

INVESTMENTS                                                          218,981         218,981
                                                                ------------    ------------

TOTAL ASSETS                                                    $  4,097,310    $  4,344,925
                                                                ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Bank Overdraft                                                       106,281          18,835
Current portion of debt                                            1,330,000         825,000
Advance Payable                                                      690,000            --
Accounts payable and accrued liabilities                           2,345,947       1,691,095
Related-party notes, advances and payables                           265,564         125,140
                                                                ------------    ------------

TOTAL CURRENT LIABILITIES                                          4,737,792       2,660,070

LONG TERM DEBT                                                          --           505,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $0.01 par value; 50,000,000 shares
authorized 29,074,051 and 29,051,202 shares issued
and outstanding as at December 31, 2000 and
June 30, 2000, respectively                                          290,740         290,512

Additional paid-in capital                                        22,112,195      22,076,718
Stock subscriptions receivable                                      (145,000)       (145,000)
Accumulated other comprehensive income                               507,855         389,207
Accumulated deficit                                              (23,406,272)    (21,431,582)
                                                                ------------    ------------

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                (640,482)      1,179,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)            $  4,097,310    $  4,344,925
                                                                ============    ============



            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Operations
(Unaudited)


                                        Three months ended             Six months ended
                                           December 31                   December 31
                                 ----------------------------    ----------------------------
                                      2000            1999            2000           1999
                                      ----            ----            ----           ----

REVENUES                         $    613,466    $       --      $  1,434,645    $        505

EXPENSES
Cost of revenues                      501,125            --         1,265,846             300
Selling, general and
   administrative and other           636,044         513,592       1,387,635         869,113
Depreciation                           19,339          25,447          37,310          46,658
Interest expense                       35,770          12,200          70,248          56,401
Research and development              317,866         462,292         698,666         970,575
                                 ------------    ------------    ------------      ----------

TOTAL EXPENSES                      1,510,144       1,013,531       3,459,705       1,943,047
                                 ------------    ------------    ------------      ----------

OPERATING LOSS                       (896,678)     (1,013,531)     (2,025,060)     (1,942,542)

NON-OPERATING INCOME (EXPENSE)
Interest income                        49,261          11,981          50,370          32,180

Amortization on discount                 --          (150,000)           --          (150,000)
                                 ------------    ------------    ------------      ----------

TOTAL NON-OPERATING
INCOME (EXPENSE)                       49,261        (138,019)         50,370        (117,820)
                                 ------------    ------------    ------------      ----------

NET LOSS                         $   (847,417)   $ (1,151,550)   $ (1,974,690)     (2,060,362)
                                 ============    ============    ============      ==========

BASIC AND DILUTED NET
LOSS PER COMMON SHARE            $      (0.03)   $      (0.05)   $      (0.07)   $      (0.08)
                                 ============    ============    ============      ==========


WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                        29,066,435      25,413,876      29,070,243      25,395,251
                                 ============    ============    ============      ==========

            See notes to condensed consolidated financial statements

MSU Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                       Six months ended
                                                  ----------------------------
                                                  December 31       December 31
                                                      2000            1999
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                          $(1,974,690)     $(2,060,362)
Adjustments to reconcile net loss to net
   cash used in operating activities                  637,046            3,152
                                                  -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES              (1,337,644)      (2,057,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                       (30,971)         (82,462)
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party borrowings                140,424             --
Proceeds from advances                                690,000          150,000
                                                  -----------      -----------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                            830,424          150,000
                                                  -----------      -----------


EFFECT OF EXCHANGE RATE CHANGES                       118,649            5,421
                                                  -----------      -----------

NET DECREASE IN CASH                                 (419,542)      (1,984,251)

CASH AT BEGINNING OF PERIOD                         1,990,207        2,604,504
                                                  -----------      -----------
CASH AT END OF PERIOD                             $ 1,570,665      $   620,253
                                                  ===========      ===========


            See notes to condensed consolidated financial statements

MSU Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries (Collectively the "Company") as of December 31, 2000, the results of its operations for the three and six months ended December 31, 2000 and 1999, and its cash flows for the six months ended December 31, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 2000. The results of the operations for the three and six months ended December 31, 2000 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2001.

NOTE 2  - SHAREHOLDERS' EQUITY

During the six months ended December 31, 2000, there was a decrease in shareholders' equity of approximately $1,820,000. Net loss for the six-month period was approximately $1,975,000 and the cumulative translation adjustment increased by approximately $119,000.


NOTE 3  - LOSS PER COMMON SHARE

The basic and diluted net losses per common share are computed based upon the weighted average of the shares outstanding during the period. Dilutive net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and warrants or upon the conversion of convertible debt would be anti-dilutive.


NOTE 4 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total approximately $23,406,000. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

NOTE 5 - ADVANCE PAYABLE

The Company has been advanced $690,000 under a proposed Bridge Loan Convertible Note Purchase Agreement (the Agreement), which is intended to fund approximately $3.5 million in borrowings. The proposed terms of the Agreement call for interest at 10% per annum with principal due one year from the closing date of the total funding. The proposed Agreement includes common stock conversion features.

NOTE 6 - 0THER

In December, 2000 the Company entered into agreements with the holders of notes, which were due December 31, 2000, to extend the maturity date of such notes until the earlier of (i) September 30, 2001 or (ii) the completion of an equity financing by the Company. The holders will also have the option to convert the outstanding balance under their notes into the equity being offered pursuant to such financing on the same terms and conditions as those participating in the financing.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business Operations and Significant Risks

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, Web2U Limited and MSU Operations (US) Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The Company operates primarily through Web2U Limited, which is principally engaged in the design and development of software and hardware for Internet Access Devices. The Company has developed its own browser and operating system and incorporates these in its products. The focus of the Company at this moment of time is on the development of the Set Top Internet Access Device to be used in conjunction with televisions and telephones. The strategic focus of the Company is upon the establishment of long-term partnerships with companies in various markets who can leverage the technology developed by Web2U to improve their marketing performance and reach a wider audience than they otherwise could.

The three-month period ending December 31, 2000 witnessed the ramping up of production of the newest version of Web2U's set top box, Version 3, through Flextronics International. During the quarter, sales were generated to Zimbabwe and Kenya, through African Lakes Corporation; to Greece, through Millennium Stores and to Italy, through Newtec SRL. Additionally this quarter, JadooNet began the manufacturing of Web2U's products in India under a licensing agreement established earlier in 2000. Revenue from the licensing deal should commence during the first calendar quarter of 2001.

Throughout the quarter ended December 31, 2000, the Company continued the pursuit of its partnership strategy and maintained its pursuit of commercial opportunities, especially in Europe, the Middle East and Latin America. As part of its marketing strategy, the Company exhibited at Comdex 2000 during November. This exposure should support existing and future relationships within the marketplace.

Progress continued on the Company's next version of its Internet Access Device, Version 4, which is planned to begin production during the second quarter of 2001. Version 4 will contain upgrades to increase the speed of processing and should enhance the breadth of appeal of the product in more technically developed markets. During the quarter ended December 31, 2000, the Company also shipped initial volumes of Ethernet enabled units.

In December the Company announced the appointment of McFarlane Gordon as its financial advisers and the appointment of Mr. Jean Belanger to its Board. Additionally, the Board moved to establish an executive team presence in the United States (which included the hiring of Bruce Walter as Chief Executive Officer and Stuart Bitting as Chief Financial Officer) to re-focus the company strategy and exploit technology. Concurrently, the Company has added another focus to its product and technology strategy - to make products that are programmable, easier to use and less costly to manufacture. These actions are designed to improve the financial strength of the Company, enhance its competitive position in the marketplace and position the Company for future growth.

Risks

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception. At December 31, 2000 there was an accumulated deficit of $23,406,272. Additionally the Company has had recurring negative cash flows from operations.

The Company expects that it is likely to incur net losses into the second quarter of fiscal 2001, as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support anticipated operations, including anticipated product demand.

The foregoing statements are forward looking statements that involve risks and uncertainties. The Company is likely to incur net losses beyond the second quarter of fiscal 2001 if anticipated revenues from license fees, royalties and conditional and forecasted purchase orders of customized Internet Access Devices are not realized. Such conditional and forecasted purchase orders in respect of the Internet Access Device assume, without limitation, approval of final production samples by potential purchasers; acceptance by and demand for customized Internet Access Devices by consumers, satisfactory product performance, including chip and software performance; modem approval from the local or national telephone companies, and the ability of the products to successfully compete in an extremely competitive marketplace. The Company believes such assumptions are reasonable; however, should any one of such assumptions prove to be unfounded, the Company could incur net losses beyond fiscal 2001. The foregoing factors may obviously raise doubt about the Company's ability to continue as a going concern without sufficient funds to meet its cash requirements.

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


Results of Operations

Comparison of the three and six months ended December 31, 2000 to the three and six months ended December 31, 1999:

Revenues in the three months ended December 31, 2000 were approximately $613,000; the Revenues for the three months ended December 31, 1999 were zero.

Sales in the three months ended December 31, 2000 were to three customers based in India, Greece and the UK.

The sales reported in the three months ended December 31, 2000 include sales relating to Version 3 of the Internet Access Device and Ethernet Version 2 of the Internet Access Device. The Company also had sales of Version 3 of the Internet Access Device that involve ongoing income. The Company recognizes this income in the month that it is invoiced.

Research and development expenses generally consist of expenditures related to the Company's development of its software and prototype products. For the three months ended December 31, 2000 research and development expenses decreased by approximately $144,000 from $462,000 in the corresponding period in 1999. The Company continues to expend considerable resources in research and development of the Internet Access Device and associated software. Generally the fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. The Company has been focused on the development of Version 4 of its Internet Access Device while continuing to develop Version 3 software applications. Version 4 is now in the prototype stage and will begin to be produced commercially during next year. Additionally, the Company will continue to develop its proprietary software. The nature of the Internet Access Device enables software downloads to be provided to customers upon release.

Selling, general and administrative and other expenses for the three months ended December 31, 2000 increased by approximately $122,000 from $514,000 in the same period of 1999. The increase in the three months ended December 31, 2000 is primarily due to an increase in personnel, marketing and promotional costs in this period. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising and promotional costs which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms, the Company continues to develop a structured and professional sales and marketing framework to exploit the current and future products. Investment in this area is likely to increase during the next year.

Interest expense for the three months ended December 31, 2000 increased by approximately $24,000 from $12,000 in the corresponding period in 1999. Interest expense in the current year represents interest payable on promissory notes totalling $1,330,000 and the bank overdraft of approximately $106,000.

Liquidity and Capital Resources

The Company has financed its operations through private sales of equity and debt securities.

For the six-month period ended December 31, 2000 cash used in operating activities was approximately $1,338,000. Cash flows used in investing activities of approximately $31,000 during such period related mainly to the acquisition of computer equipment.

At December 31, 2000 the Company's principal source of liquidity was approximately $1,571,000 in cash of which $1,500,000 is deposited as collateral for a standby letter of credit in favor of Flextronics.

During the three month period ended December 31, 2000 the Company received short term funding of $690,000.

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


PART 11 - OTHER INFORMATION

Item 5 - Other Information

In December, 2000 the Company entered into agreements with the holders of notes, which were due December 31, 2000, to extend the maturity date of such notes until the earlier of (i) September 30, 2001 or (ii) the completion of an equity financing by the Company. The holders will also have the option to convert the outstanding balance under their notes into the equity being offered pursuant to such financing on the same terms and conditions as those participating in the financing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                MSU Corporation
                                                                   (Registrant)

Date    February 15, 2001
                                               /s/ Stuart M. Bitting
                                               ---------------------------------
                                               Stuart M. Bitting
                                               Vice President Finance/CFO