Form 10-Q
period 2001-03-31
MSU CORP
filed 2001-05-22
CIK 798952

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

The number of shares of common stock of the Registrant outstanding as of April 30, 2001 was 29,074,051.

                                 Form 10-Q INDEX



PART 1 - FINANCIAL INFORMATION
                                                                                                          Page No.

Item 1         Unaudited Condensed Consolidated Financial Statements
               Consolidated Balance Sheets as at March 31, 2001 and June 30, 2000                                3
               Consolidated Statements of Operations for the three and nine months ended                         4
                     March 31, 2001 and the three and nine months ended March 31, 2000
               Consolidated Statements of Cash Flows for the nine months ended March 31,                         5
                     2001 and 2000
               Notes to Unaudited Condensed Consolidated Financial Statements                                  6-7

Item 2         Management's Discussion and Analysis of Financial Condition and Results of                     7-11
                     Operations

PART 11 - OTHER INFORMATION

                  Item 1  Legal Proceedings                                                                     11
                  Item 2  Changes in Securities                                                                 11
                  Item 3  Defaults upon Senior Securities                                                       11
                  Item 4  Submission of Matters to a Vote of Security Holders                                   11
                  Item 5  Other Information                                                                     12
                  Item 6  Exhibits and Reports on Form 8-K                                                      12

SIGNATURE PAGE                                                                                                  12

EXHIBIT INDEX                                                                                                   12

                         PART 1 - FINANCIAL INFORMATION

Item 1   Unaudited Condensed Consolidated Financial Statements

MSU Corporation
Consolidated Balance Sheets  (Unaudited)

                                                                                       March 31        June 30
                                                                                         2001            2000
                                                                                     ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                                            $  1,746,783    $  1,990,207
Accounts receivable                                                                        19,460         345,363
Deferred Financing Costs                                                                  718,438            --
Inventory, net                                                                            357,500       1,166,347
Prepaid expenses and other                                                                258,841         468,143
                                                                                     ------------    ------------

         TOTAL CURRENT ASSETS                                                           3,101,022       3,970,060

EQUIPMENT, net of accumulated depreciation of $264,797 and $225,645 at                    152,159         155,884
March 31, 2001 and June 30, 2000, respectively

INVESTMENTS                                                                                  --           218,981
                                                                                     ------------    ------------

TOTAL ASSETS                                                                         $  3,253,181    $  4,344,925
                                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Bank overdraft                                                                       $       --            18,835
Current portion of debt                                                                 1,330,000         825,000
Convertible Notes                                                                       2,034,764            --
Accounts payable and accrued liabilities                                                3,107,367       1,691,095
Related party notes, advances and payables                                                 16,740         125,140
                                                                                     ------------    ------------

TOTAL CURRENT LIABILITIES                                                               6,488,871       2,660,070

LONG TERM DEBT                                                                               --           505,000


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS'EQUITY/(DEFICIT)
Common stock, $0.01 par value; 50,000,000 shares authorized 29,074,051 and 29,051,202 shares issued and outstanding as of March 31, 2001 and
June 30, 2000, respectively                                                               290,740         290,512
Additional paid-in capital                                                             22,830,633      22,076,718
Stock subscriptions receivable                                                           (145,000)       (145,000)
Accumulated other comprehensive income                                                  1,198,871         389,207
Accumulated deficit                                                                   (27,410,934)    (21,431,582)
                                                                                     ------------    ------------

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                                   (3,235,690)      1,179,855
                                                                                     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                                 $  3,253,181    $  4,344,925
                                                                                     ============    ============

            See notes to condensed consolidated financial statements

MSU Corporation
Consolidated Statements of Operations (Unaudited)


                                                   Three months ended             Nine months ended
                                                        March 31                       March 31
                                              -----------------------------   ---------------------------
                                                  2001             2000           2001           2000
                                              ------------     ------------   ------------   ------------
REVENUES                                          $297,687         $397,013     $1,732,332       $397,517

EXPENSES
Cost of revenues, including provision for        1,746,899          394,995      3,012,745        394,995
  obsolescence
Selling, general and administrative              2,034,642          592,796      3,422,277      1,462,207
Restructuring - UK operations                      241,188                -        241,188              -
Depreciation                                        16,831           18,217         54,141         64,875
Interest expense                                    84,544           25,584        154,792         81,985
Research and development                           198,311          447,594        896,977      1,418,170
                                              ------------     ------------   ------------   ------------

TOTAL EXPENSES                                   4,322,415        1,479,186      7,782,120      3,422,232
                                              ------------     ------------   ------------   ------------
OPERATING LOSS                                  (4,024,728)      (1,082,173)    (6,049,788)    (3,024,715)
NON-OPERATING INCOME (EXPENSE)
Interest income                                     20,067             (81)         70,437         32,098
Amortization on discount                                --        (291,251)             --       (441,251)
                                              ------------     ------------   ------------   ------------

TOTAL NON-OPERATING
INCOME (EXPENSE)                                    20,067        (291,332)         70,437       (409,153)
                                              ------------     ------------   ------------   ------------
NET LOSS                                      $ (4,004,661)    $ (1,373,505)  $ (5,979,351)  $ (3,433,868)
                                              ============     ============   ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $(0.14)          $(0.05)        $(0.21)        $(0.13)
                                              ============     ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                     29,074,051       25,558,230     29,071,512     25,448,784
                                              ============     ============   ============   ============

            See notes to condensed consolidated financial statements

MSU Corporation
Consolidated Statements of Cash Flows (Unaudited)



                                                                                 Nine months ended March 31
                                                                              -------------------------------
                                                                                  2001                2000
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                      $(5,979,351)        $(3,433,868)
Adjustments to reconcile net loss to net
      cash used in operating activities                                         2,831,330              27,972
                                                                              -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES                                          (3,148,021)         (3,405,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                                                   (50,414)           (106,460)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances                                                          2,034,764             900,000
Proceeds from issuance of promissory notes                                              -               3,750
Issuance of common stock for cash                                                       -             169,125
Repayment of related party borrowings                                            (108,400)                  -
                                                                              -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       1,926,364           1,072,875
                                                                              -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES                                                 1,028,647              40,952
                                                                              -----------         -----------

NET DECREASE IN CASH                                                             (243,424)         (2,398,529)
CASH AT BEGINNING OF PERIOD                                                     1,990,207           2,604,504
                                                                              -----------         -----------

CASH AT END OF PERIOD                                                          $1,746,783            $205,975
                                                                              ===========         ===========

            See notes to condensed consolidated financial statements

MSU Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Corporation and its subsidiaries (collectively the "Company") as of March 31, 2001, the results of its operations for the three and nine months ended March 31, 2001 and 2000, and its cash flows for the nine months ended March 31, 2001 and 2000.

The consolidated financial statements include the accounts of MSU Corporation, MSU PLC, Web 2 U Limited and MSU Operations (US) Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on form 10-K for the fiscal year ended June 30, 2000. The results of the operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2001.

NOTE 2  - SHAREHOLDERS' EQUITY/(DEFICIT)

During the nine months ended March 31, 2001, there was a decrease in shareholders' equity of approximately $4,415,000. Net loss for the nine-month period was approximately $5,979,000. The cumulative translation adjustment increased by approximately $1,028,000 due to the change in the foreign exchange rates. In addition a provision for inventory obsolescence was recorded in the amount of $1.5 million during the third quarter.

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

NOTE 4 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date total approximately $27,410,000. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

NOTE 5 - CONVERTIBLE NOTES

The Company has been advanced $2,034,764 under a Bridge Loan Convertible Note Purchase Agreement (the "Agreement"), which is intended to fund approximately $4.225 million in borrowings. The terms of the Agreement call for interest at 10% per annum with principal due, with respect to each individual investor, one year from the effective date of the funding by such investor (the "Maturity Date"). The Notes are convertible into Common Stock of the Company at the earlier of (i) the Company's next equity offering or (ii) the Maturity Date, at a conversion price of $0.20 per share, subject to adjustment in certain events. The Company has incurred approximately $718,000 of deferred financing costs associated with this transaction.

NOTE 6 - RESTRUCTURING CHARGE

A restructuring charge of approximately $241,000 was recorded in the third quarter for the restructuring of the UK operations, which is comprised of involuntary termination benefits and legal fees associated with the restructuring. In addition to the restructuring charges, inventory was stated at approximately $357,500, net of a provision for obsolescence of $1,555,000 at March 31, 2001.

NOTE 7 - OTHER INFORMATION

A winding up petition was filed against Web 2 U Limited pursuant to the Insolvency Act of 1986 on April 3, 2001 by Eurodis HB Electronics Limited in the High Court of Justice in the United Kingdom. A notice of support by another creditor was filed in April 2001. Web 2 U Limited voluntarily petitioned the High Court in London for an administration order in order to settle its current outstanding liabilities with all creditors on an equitable basis. The order was granted on May 15, 2001. No adjustments or accruals have been reflected in the accompanying condensed consolidated financial statements related to the ultimate outcome of this uncertainty.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business Operations

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THIS SECTION UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2000 AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

The Company is principally engaged in the design and development of software and hardware for Internet access devices. The focus of the Company during this quarter was on the following:

     1. The Company is in transition as its technology was lagging that of its competition, and a new technology development effort was required.
     2. A new management team was put in place to restructure the operations and to manage the finances and technology development.
     3. The Company is developing a new Internet access device to be used in conjunction with a television, a monitor or a LCD.
     4. Management is establishing strategic relationships for the design, development and manufacturing of the new product.

     5. The Company is attempting to establish long-term partnerships with companies in various markets who can leverage the technology developed by the Company to improve their marketing performance and reach a wider audience than they otherwise could.

During the three-month period ending March 31, 2001, sales of approximately $150,000 were generated in Italy and India. In addition, the Company recognized revenue of $150,000, which related to a deposit received in a prior period. It is management's opinion that the amount is now considered earned revenue.

Throughout the quarter ended March 31, 2001, the Company continued the pursuit of its partnership strategy and maintained its pursuit of commercial opportunities, especially in the United States and Europe. As part of its marketing strategy, the Company exhibited at CeBit 2001 in Hanover, Germany during March. This exposure should support existing and future relationships within the marketplace.

During the quarter ended March 31, 2001, the development of the Version 4 upgrade was discontinued in order to focus on the next generation product, Version 5. In addition, management determined that the Version 2 and Version 3 inventories were obsolete. It is the opinion of management that the Version 2 and Version 3 product cannot be sold above cost due to performance issues. As a result, a provision for obsolescence of approximately $1,555,000, 80% of the value of the inventory, was recorded in cost of sales during the three-month period ended March 31, 2001.

During the third quarter significant progress was made on the Company's next version of its Internet access device, Version 5, which will be programmable and easier to use. The Company believes the increase in processing speed and ease of use should enhance the breadth of appeal of the product in more technically developed markets.

In January 2001, the Board moved to establish an executive team presence in the United States to re-focus the Company strategy and exploit technology. During the quarter ended March 31, 2001, a number of management changes were approved. Following the resignation of Darran Evans, effective April 1, 2001, as CEO of Web 2 U Limited, Chris Green was made Managing Director of the Web 2 U Limited subsidiary in March 2001. The following executives joined MSU in the third quarter to successfully form the US management team:

D. Bruce Walter                          President and Chief Executive Officer

Raymond R. Dittrich                      Vice President, Sales & Marketing

Pritesh M. Patel                         Vice President and Chief Technology Officer

Patti J. Brown                           Vice President and Chief Financial Officer

These executives are located in Plano, Texas - the new worldwide headquarters for MSU Corporation.

The new product strategy and an executive presence in the United States are actions designed to improve the financial strength of the Company, enhance its competitive position in the marketplace and position the Company for future growth.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain risks, uncertainties and other factors that currently impact or might impact the Company's business, operating results and/or financial condition. Anyone making an investment decision with respect to the Company's Common Stock or other securities of the Company is cautioned to carefully consider these factors, along with the disclosures in the Form 10-K for the year ended June 30, 2000 and our other public filings with the Securities and Exchange Commission.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and may never achieve profitability. At March 31, 2001 there was an accumulated deficit of approximately $27,410,000. Additionally the Company has had recurring negative cash flows from operations. The Company expects to incur significant additional losses and continued negative cash flows from operations in 2001 and beyond and may never become profitable.

The Company expects that it will incur net losses as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support anticipated operations, including anticipated product demand.

The Company anticipates that if revenues from operations are not generated in the coming months, it will have to continue to fund its operations, through private sales of equity or debt securities to and/or borrowings from third parties, to the extent such sources of capital are available to the Company. The Company cannot guarantee that it will be able to raise additional capital and the Company does not know what the terms of any such capital raising would be. The Company's inability to raise capital could require it to significantly curtail its operations.

The markets for the Company's products have only recently begun to develop, are rapidly evolving, and are highly competitive, with many competitors having greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses, and difficulties facing the Company. There can be no guarantee that the Company will be successful in addressing any of the foregoing risks and that it will be successful in implementing its strategy. The market for Internet access devices may never develop or may develop at a slower rate than we anticipate. In addition, the Company's success in marketing MSU as an Internet access device solution is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics companies, system, and hardware manufacturers. The Company may not successfully meet any or all of these challenges. The Company's failure to meet one or more of these challenges could have a material adverse effect on our business and prospects.

Results of Operations

Comparison of the three and nine months ended March 31, 2001 to the three and nine months ended March 31, 2000 follows:

Revenue. Revenues for the three months ended March 31, 2001 were approximately $298,000, a 25% decrease from the prior year period. Revenues for the three months ended March 31, 2000 were approximately $397,000. Sales in the three months ended March 31, 2001 were to two distributors in India and Italy. The Company recognized this income in the month that it was invoiced.

Cost of Revenues. Cost of revenues increased substantially for the three months ended March 31, 2001 due primarily to the provision for inventory obsolescence recorded as part of the restructuring of the UK operations in the amount of $1.5 million.

Research and Development. Research and development expenses generally consist of expenditures related to the Company's development of its software and prototype products. For the three months ended March 31, 2001 research and development expenses decreased by approximately $249,000 from $448,000 in the corresponding period in 2000. The Company expects to expend considerable resources in research and development of the Internet access device and associated software. Generally the fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers.

Selling, general and administrative. Selling, general and administrative and other expenses for the three months ended March 31, 2001 increased by approximately $1,442,000 from $593,000 in the same period of 2000. The increase in the three months ended March 31, 2001 is primarily due to the costs associated with the US operations, and investment banking and legal fees. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising and promotional costs which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms, the Company continues to develop a structured and professional sales and marketing framework to exploit the current and future products. Investment in this area is likely to increase during the next year.

Interest expense for the three months ended March 31, 2001 increased by approximately $59,000 from $26,000 in the corresponding period in 2000. Interest expense in the current year represents interest payable on promissory notes and advances for approximately $3,381,000.

Restructure Charge. Due to insufficient liquidity and product obsolescence associated with the operation of the Web 2 U Limited subsidiary, the Board in March 2001 approved the following actions:

     1. Cease active trading in the UK in order to minimize the loss to Web 2 U Limited creditors,
     2.   Reduce the size of the U.K. workforce, and
     3.   Attempt to settle with outstanding creditors.

The plan was implemented in March 2001, and a total of thirteen positions of Web 2 U Limited were eliminated principally in the Company's management and research and development departments. As a result, the Company recorded a restructuring charge of approximately $241,000 in the third quarter for the restructuring of the UK operations, which is comprised of involuntary termination benefits and legal fees associated with the restructuring. In addition, the lease space was reduced substantially in the Milton Keynes, UK sales office to accommodate the eight remaining employees.

In accordance with the restructuring of the UK operations, the Company expended significant effort towards the settlement of obligations with creditors of Web 2 U Limited. The Company made a good faith offer to the Web 2 U Limited creditors, which was accepted by certain creditors representing approximately $175,000 in outstanding liabilities of Web 2 U Limited.

With the knowledge that MSU Corporation is the largest creditor and that the new product line of Internet access devices would be designed, developed and manufactured as the result of the Company's development efforts in the United States, the decision was made to refocus the Company's activities and seek the court's help in the United Kingdom through the issuance of an administration order in an effort to settle with all creditors.

Liquidity and Capital Resources

The Company has financed its operations through private sales of equity and debt securities. During the three month period ended March 31, 2001 the Company received short term funding of $1,044,764 under the Bridge Loan Convertible Note Purchase Agreement.

For the nine-month period ended March 31, 2001 cash used in operating activities was approximately $3,148,000. Cash flows used in investing activities of approximately $50,000 during such period related mainly to the acquisition of office and computer equipment.

At March 31, 2001 the Company's principal source of liquidity was approximately $1,747,000 in cash of which $1,500,000 was deposited as collateral for a standby letter of credit in favor of Flextronics. In May 2001, MSU was successful in settling the Web 2 U Limited's outstanding liability to Flextronics through the cancellation of the standby letter of credit. The funds deposited as collateral for the standby letter of credit in the amount of $1.4 million were used to meet the Company's obligations under the terms of the agreement.

The Company believes that cash flows generated by operations through the remainder of fiscal 2001 will be insufficient to meet its cash needs for working capital and capital expenditures. The Company is actively pursuing negotiations for additional capital to fund its operations through private sales of equity or debt securities and/or borrowings from third parties. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

As of March 31, 2001, the Company has issued an aggregate principal amount of $2,034,764 in 10% Convertible Notes (the "Notes") due one year from the date of issuance (the "Maturity Date") in a private placement without registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder, and Regulation S under the Act. The Notes were sold only to accredited investors that represented to the Company their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and to certain non-U.S. persons in sales outside the United States within the meaning of Regulation S under the Act. The following persons purchased Notes:

Pictet Bank & Trust Ltd., Michael Ballensky, Julius Smith Young Jr., Harry Reddy, Heffner Family Limited Partnership, Darden International, Stewart Evelyn Coles, Adams Robert Coles, Jeffrey Green, Guy P. Smith, Loyd Leonard, D.J. Baker, Brian Telfer, Colin Corness, Daniel Timberlake, Ron Andrews and William Johnston, Jean Belanger, Don McFarlane, Allan Day, Walter Coles, and Mark Simpson.

The Notes are convertible into Common Stock of the Company at the earlier of (i) the Company's next equity round financing or (ii) the Maturity Date, at a conversion price of $0.20 per share, subject to adjustment in certain events.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5   - Other information

A winding up petition was filed against Web 2 U Limited pursuant to the Insolvency Act of 1986 on April 3, 2001 by Eurodis HB Electronics Limited in the High Court of Justice in the United Kingdom. A notice of support by another creditor was filed in April 2001. In May 2001, Web 2 U Limited voluntarily petitioned the High Court in London for an administration order in order to settle its current outstanding liabilities with all creditors on an equitable basis. The order was granted on May 15, 2001.

Item 6 -Exhibits and Reports on Form 8-K

(a)      Exhibits

     10.1 - D. Bruce Walter employment agreement dated January 1, 2001

     10.2 - Raymond R. Dittrich employment agreement dated January 29, 2001

     10.3 - Pritesh M. Patel employment agreement dated February 1, 2001

     10.4 - Patti J. Brown employment agreement dated March 12, 2001

(b)      Reports on Form 8-K

     None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MSU Corporation
                                                 (Registrant)
Date:    May 22, 2001


                                                 /s/ P.J. Brown
                                                 -------------------------------
                                                 P.J. Brown
                                                 Vice President Finance/CFO

                                 EXHIBIT INDEX

     10.1 - D. Bruce Walter employment agreement dated January 1, 2001

     10.2 - Raymond R. Dittrich employment agreement dated January 29, 2001

     10.3 - Pritesh M. Patel employment agreement dated February 1, 2001

     10.4 - Patti J. Brown employment agreement dated March 12, 2001