Form 10-K
period 2001-06-30
MSU DEVICES INC
filed 2001-09-26
CIK 798952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2001

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _____________

                       Commission file number: 033-28622-A

                   MSU DEVICES INC. (formerly MSU Corporation)
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                     22-2748288
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

2901 North Dallas Parkway
Suite 460
Plano, Texas                                                              75093
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


(972) 473-7543
-----------------------------------------------------
(Registrant's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                  State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         Aggregate market value as of September 10, 2001.........    $12,099,868

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common stock, $.01 par value, as of September 10, 2001 ...   38,547,868

                       DOCUMENTS INCORPORATED BY REFERENCE

                  List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

         None

ITEM 1.           BUSINESS.

Overview

                  MSU Devices Inc. (also referred to as "we", "us", the "Company" or "MSU") designs, markets and sells affordable Internet access devices that enable consumer and business end-users to communicate simply and easily by using e-mail and over the World Wide Web via the Internet without the necessity of technical or personal computer knowledge or expertise. When using our products and services, end-users have access to an Internet service provider, e-mail hosting and content in a single, easy to use hardware/software appliance. In the third calendar quarter of 2001, we launched our new Internet access device product, the MSU/Version 5 ("MSU/5") and have begun entering into contracts with distributors (see "Business - Customers"). The MSU/5 will sell in volume for under $200 per device.

Industry

The Growth In The Internet

                  The Internet is an increasingly significant global electronic mass medium for conducting business, collecting and exchanging information, facilitating communications and providing education and entertainment. International Data Corporation, or IDC, estimates that the number of Internet users worldwide will grow from approximately 142 million at the end of 1998 to approximately 502 million by the end of 2003, representing a compound annual growth rate of 29%.

                  The rapid acceptance of the Internet has created an opportunity for e-commerce transactions such as trading securities, buying goods, purchasing airline tickets and paying bills. According to IDC, the percentage of Internet users buying goods and services on the Internet will increase from approximately 22% in 1998 to approximately 36% in 2003, and the total value of goods and services purchased directly on the Internet will increase from approximately $27.0 billion in 1998 to approximately $842.7 billion in 2003.

                  Advertisers and direct marketers are increasingly using the Internet to locate customers, advertise and facilitate transactions. The Internet allows marketers to interact more effectively with customers and to more easily obtain relevant data about buying patterns, preferences and demands. The value of Internet advertising is enhanced by the ability of advertisers to obtain specific user information and target promotions and advertisements effectively. According to Forrester Research, the total worldwide dollar value of Internet advertising will increase from $3.3 billion in 1999 to $24.1 billion in 2003.

                  Internet content and the number of World Wide Web pages available to consumers are increasing dramatically. According to IDC, the number of Web pages will increase from approximately 925 million at the end of 1998 to over 13 billion by the end of 2003, representing a compound annual growth rate of 70%. We believe the proliferation of content is making it increasingly difficult and time-consuming for users to navigate the Internet and to locate useful and relevant information.

Pervasive Computing and Intelligent Computing Devices

                  The widespread use of electronic communications, including the Internet, is enabling networks of businesses and consumers to collaborate, access information and conduct business and personal interactions more effectively. As the number of Internet users grows, so does the diversity of content, services and applications available via the Internet. With this growth, there is an emerging class of devices defined as intelligent computing devices, or information appliances. They feature sophisticated processing power designed for specific computing and communications applications, and may include, among others, the following:
Internet access devices used in the home and business; television set-top boxes; handheld and palm-size PCs; gaming systems; handheld industrial data collectors; e-mail appliances; kiosk terminals; navigational devices for cars and trucks; thin clients for corporate computing; web-pads; and e-books. IDC estimates that the worldwide market for intelligent computing devices or information appliances will grow from approximately $2.4 billion in 1999 to approximately $17.8 billion in 2004.

                  Compared to traditional computers, intelligent computing devices are usually less expensive and more adaptable in terms of size, weight, shape and mobility, while still providing sophisticated computing and communications capabilities. Intelligent computing devices are at the root of emerging markets, delivering access to data at the point of use in a wide variety of scenarios, from the factory floor to the mobile workforce to the home. Supermarkets deploy intelligent computing devices as mobile, wireless barcode scanners facilitating inventory control. Factories use intelligent computing devices as remote equipment monitors or sophisticated man-machine interfaces. Cable operators deploy and manage sophisticated intelligent computing devices such as Web-pads and set-top boxes, offering advanced services for the home.

Personal Computers and the Personal Computer-Like Experience

                  Today, most people who access the Internet do so using Intel-based personal computers ("PCs") which typically run one of the Windows operating systems developed and sold by Microsoft. The PC platform is the dominant hardware/software configuration for accessing the Internet today because of its near-universal adoption on a worldwide basis as the tabletop or "personal" computer of choice. Almost all Internet-related World Wide Web sites and e-mail programs are tailored for use on PCs first and foremost. While the PC has achieved near universal status as an Internet access device, the search for alternative means of accessing the Internet has continued. Alternative Internet access devices attempt to address principal PC user complaints, including:

1.  Ease-of-Use:           Given the universal nature of the PC, it must be
                           designed in such a fashion as to appeal to the widest possible number of users. In the calendar year 2000, worldwide PC shipments totaled over 100 million units. From accounting to zoology, the PC accomplishes many tasks using an incredible variety of software and hardware configurations, and thus its near universality. With so many users to appeal to, the PC is by definition harder to use when accessing the Internet than would otherwise be the case if the PC were designed specifically for this task.

2. Lower System Cost:      The PC has inherited many features over its nearly
                           20-year existence and thus must support a number of legacy software and hardware features. In addition, the PC must feature relatively very high-speed processors, large amounts of memory, and other features that are not required for an acceptable
                           Internet experience.

                  We believe that while users of new Internet access devices want easier to use devices and lower overall system costs, they do not want to leave behind the richness and variety of the PC-like Internet experience. This means that, in our opinion, for any new Internet access device to be successful in the marketplace, it must offer a third and critical feature which is:

3.  A PC-Like Experience:  The PC's near-dominance to date over accessing the
                           Internet has set consumer and business user expectations as to what an Internet experience should look and feel like. Most PC users access the Internet via the World Wide Web using a software application called a "browser". The dominant browser in use today on PCs is the "Internet Explorer" from Microsoft. While having a relatively simple browser was acceptable for experiencing the World Wide Web a few short years ago, this is no longer the case. Today, there are tens of millions of documents on the World Wide Web available to users which exist in many different formats. Reading and downloading such a wide variety of documents and document formats requires the use of increasingly sophisticated software applications called "browser plug-ins". In order to obtain a PC-like experience today, a browser must include browser plug-ins for viewing:

                           o Compound Documents: Acrobat Portable Document Format ("PDF") from Adobe or a suitable clone is needed for viewing the increasing number of compound documents found on the World Wide Web featuring text and graphics;

                           o Multimedia Files: Real Audio/Video from Real Networks or the Windows Media Player from Microsoft is needed for viewing multimedia audio and video files;

                           o Web Animations: Flash from Macromedia is needed for viewing low-bandwidth animations featured on a wide variety of popular World Wide Web sites; and

                           o Java: A Java virtual machine is needed for viewing Java-based applets found on many World Wide Web sites and is also needed if programmers need to program the device using the Java programming language, one of the most popular programming languages used for writing custom software for deployment in Internet-centric applications. Java virtual machines are available from Sun Microsystems, Java's originator, and clone vendors such as Insignia Solutions that specialize in developing Java virtual machines for non-PC hardware.

                  Though there are many other plug-ins, we believe these are the essential plug-ins for experiencing the World Wide Web.

Our Strategy - MSU/Version 5 Product Positioning

                  We are engaged in the Internet access device market, and do not participate or compete in other computing markets. Our strategy is to provide highly valued, differentiated products for our targeted consumer and business Internet access device market. We design, market and sell affordable Internet access devices that enable consumers and business end-users to communicate simply and easily by using e-mail and over the World Wide Web via the Internet without the necessity of technical or personal computer knowledge or expertise.

                  Simplicity. Our MSU/5 offers users a new level of simplicity. The device hides the complexities of system configurations, software maintenance and the dial-up process to access the Internet and e-mail. In addition, the MSU/5 has a user-friendly graphical interface with intuitive features and instructions, allowing even novice users to navigate the Internet effectively.

                  Affordability. The MSU/5 is intended to serve as a low-cost programmable Internet access device platform.

                  PC-Like Experience. The MSU/5 provides what we believe is a robust PC-like World Wide Web browsing and e-mail experience, and is programmable using the Java and XML programming languages. The MSU/5 can also be programmed in C++ and Visual Basic, however, we will concentrate on Java and XML before enabling programmers with other languages. The MSU/5's browser supports the most popular software plug-ins including: Java, Flash, Windows Media Player and PDF. The MSU/5 will feature our custom user interface for ease-of-use in connecting to the Internet and will also feature Microsoft Pocket Word and the BSQUARE Spreadsheet Viewer. The MSU/5 will have the capability to be administered remotely by MSU and its partners and customers.

                  Java Programming. By adding full Java capability to the MSU/5, we believe we have produced a superior Internet access device given the extensive use of Java by many of the leading sites on the World Wide Web. With full Java support, our Internet access devices become programmable using the Java programming language. This allows companies to write custom applications for the MSU/5. Given the significant communications support found in the MSU/5, most custom applications written for the device would be communications-centric.

                  Server-Based Computing. The MSU/5 can be used for server-based computing that enables applications to execute 100 percent on a server, and not the terminal device used by the end-user. Using this software from Citrix Systems Inc. or Microsoft Corporation, the MSU/5 establishes a session with a server, allowing users of the MSU/5 and other devices to view and work with an application as if it were running locally.

                  Our new management team intends to spend the next twelve months focusing our resources and sales efforts with respect to our core market: consumers and businesses who require Internet access in order to use e-mail and browse the World Wide Web.

                  In summary, we offer consumers and business users Internet-based e-mail and World Wide Web browsing through devices specifically designed for easy, simple-to-use Internet access. Our mission is to empower consumers and business users to communicate simply and easily over the Internet without necessity of technical or personal computer knowledge or expertise. When using our products and services, end-users have access to an

Internet service provider, e-mail hosting and content in a single, easy to use hardware/software appliance.

Corporate Restructuring

                  We have been in business since 1994. In the past three years, we have released three versions of our Internet access device, and were working on a fourth version until the first quarter of calendar 2001. In undertaking our business activities since 1994, we realized an accumulated deficit of $32 million. In the fourth calendar quarter of 2000, a group of our stockholders asked Mr. Jean Belanger, who had recently resigned as Vice President, Business Development, Motorola Semiconductor Product Sector in Austin, Texas, to help formulate a new strategic plan for our business. That new strategic vision as described herein was presented to our Board of Directors in January of 2001, following which Mr. Belanger was appointed to the Board of Directors. Following our recent Annual Meeting on June 15, 2001, Mr. Belanger was named Chairman of the Board.

                  Starting in January of 2001, Mr. Belanger began restructuring our activities. In January of 2001, a new management team was recruited headed up by a new President and Chief Executive Officer, Mr. D. Bruce Walter. Subsequently, Mr. Belanger and Mr. Walter recruited the rest of the new management team: Mr. Pritesh Patel, Vice President and Chief Technology Officer, Ms. Patti Brown, Vice President and Chief Financial Officer and Mr. Raymond Dittrich, Vice President Sales and Market Development.

Restructuring Changes Implemented January of 2001 to Present:

                  Beginning in January of 2001, our new management team undertook a complete review of our strategic direction. As a result of this review, the Board of Directors adopted the recommendation of the new management team that we remain in the Internet access device business, but undergo several significant changes in strategy. The following major changes have been implemented over the period January of 2001 to June of 2001:

      o we moved our head office from the United Kingdom to Plano, Texas, a suburb of Dallas;

      o we implemented a financial restructuring, whereby most of our major liabilities were re-structured and converted into equity, and we completed a $4.5 million convertible bridge loan fundraising (see "Legal Proceedings");

      o  we reincorporated from the State of Florida to the State of Delaware;

      o we discontinued all development efforts on the newest version of our Internet access device, MSU/4, and we put a new product plan in its place;

      o we halted all research and development efforts in the United Kingdom and began an aggressive program of licensing technology from third-party vendors who have greater fiscal and human resources to keep up with the very competitive Internet access market;

      o we repositioned our target market by marketing the new MSU/5 prototype in the United States and the United Kingdom (previously, we sold the majority of our products in Southern Europe);

      o we determined that we should continue using an x86-based microprocessor design to facilitate the porting of software to the new MSU/5, however, the new design needed to be at least an order of magnitude faster than previous versions of our product;

      o we placed a greater emphasis on making the new MSU/5 programmable using the Java programming language. As previously explained, this greatly expands the market for MSU's products in companies where customization using software written specifically for their purposes was a necessity; and

      o we included software in the MSU/5 to allow the device to be used as a "thin client" whereby all of the logic of an application resides on a server and the communication between the MSU/5 and the server takes place either over the Internet or using an Ethernet-based local area network.

Sales and Marketing

                  Prior to the advent of our new MSU/5 Internet access device, our sales were largely in Europe and Asia. Our new management team has refocused our sales and marketing efforts on a worldwide basis. We have built the new MSU/5 to process data faster then previous versions of the product and to provide a more PC-like experience than our previous products. The new management team believes that no Internet technology can survive in the medium-to-long-term unless it is widely adopted in the United States.

                  We have continued to service our existing channels of distribution in Southern Europe and intend to introduce the MSU/5 into these markets in the fourth calendar quarter of 2001.

                  Given our limited resources, sales and marketing efforts are being focused on large volume opportunities. We do not intend to focus on the retail market for the next twelve months unless we can identify a retail partner who would establish a strategic partnership with us. The MSU/5 will sell in volume for under $200 per device.

                  While we expect to expend significant resources in the next twelve months in order to build up our brand name and market awareness, we also intend to sell the MSU/5 on a private label basis. We believe this to be an effective strategy to build up sales volume as fast as possible in order to take advantage of inherent economies of scale.

Customers

                  Web 2 U Limited (our wholly owned UK subsidiary) signed a sales and distribution agreement with CPS Broadcast Products B.V. ("CPS") in August of 2001. CPS is one of the Netherlands' leading developers of advanced analogue and digital set-top boxes. Under this agreement, CPS will become the Company's and Web 2 U Limited's distribution partner for South Africa and has agreed to purchase 10,000 MSU/5 devices in the calendar fourth quarter of 2001. The contract calls for a minimum volume of 40,000 in the first year and 60,000 in the second year. As part of this agreement, CPS will have exclusivity in South Africa subject to achievement of these volume parameters.

                  Web 2 U Limited signed a trial agreement with Newhomesdirect.co.uk ("NHD") of Scotland in August of 2001, pursuant to which NHD has agreed to feature the MSU/5 as an available option to its customers. NHD specializes in offering the new homes market three independent, but related services, each of which can be tailored to the specific needs of the purchaser, builder or developer.

                  We signed a trial agreement with the Plano Texas Independent School District ("PISD") in August of 2001. PISD is one of the most advanced school districts in the United States. The district has 59 schools and over 47,000 students. PISD has developed a digital user interface which allows the district's computer network to deliver personalized desktops to any student and staff member on any computer in the district. With the MSU/5 unit, students and parents who have broadband capability at home will be able to connect at high speed or via a 56k modem.

The New MSU/Version 5 Internet Access Device

Product Specifications

                  The hardware design of the MSU/5 is intended to serve as a low-cost programmable Internet access device platform. The MSU/5 has been designed to provide a high degree of flexibility from the users perspective with regards to narrow or broadband connectivity, various television or computer monitor display options and future hardware upgrade options using PCMCIA and USB enabled peripherals.

MSU/5 Hardware Specifications

                  The most important hardware supplier for the MSU/5 is National Semiconductor Corporation. The MSU/5 features eleven separate parts supplied by National Semiconductor, including the National Geode GX1 processor with MMX support that integrates fully accelerated 2D graphics. Along with the processor, other board-level components include National Semiconductor's Geode CS5530A I/O companion device and its fast Ethernet controller. National Semiconductor's Geode microprocessor family is one of the leading processors in the intelligent computing devices market. For instance, the National Geode microprocessor currently has approximately an 85% market share in the thin client market. We chose the Geode microprocessor to power our MSU/5 device because it is an integrated x86 processor optimized for power, performance, and price for the target markets of the MSU/5. With headquarters in Santa Clara, Calif., National Semiconductor reported sales of $2.1 billion for its last fiscal year and has over 10,000 employees worldwide.

                  The hardware specifications for the MSU/5 include:

  Enclosure:                  - The MSU/5 enclosure is black with a weighted
                                base for proper balance and solid build, featuring a lens for infrared communication and four LED lights on the front panel. In addition, the front panel will allow access to a Smart card reader, an open PCMCIA slot and a USB connector. The back panel will include video connectors for TV and computer monitors, a USB connector, an Ethernet connector, a dial-up modem telephone jack, a PC ATA/IDE connector, and connectors for audio.

  Processor:                  - The MSU/5 will feature the National
                                Semiconductor Geode processor running at 266MHz, plus the companion chip CS5530A.

  Memory:                     - The minimum memory configuration for the MSU/5
                                is 16MB of Flash memory and 64MB of SDRAM.

  VGA or TV Display:          - The MSU/5 will allow users to output their
                                Internet data on either a standard television monitor or a standard computer monitor. By plugging in the supplied cables to the SCART connector on the rear panel, the MSU/5 supports RGB, CVBS or composite and S-Video outputs to the NTSC television format used in the United States and Canada and the PAL television format throughout most of the rest of the world. The MSU/5 also supports standard computer monitors with 800x600 resolution and standard computer flat panels with 800x600 resolution.

  Keyboard:                   - The MSU/5 will include a wireless infrared
                                keyboard with a built-in eight directional pointing device for cursor navigation, and will also include a connector on the rear panel to plug in a standard computer industry "PS/2-compatible" keyboard and mouse.

  LED Indicators:             - Four LED-based lights on the front panel will
                                indicate power on or off; any modem activity taking place; any Ethernet-based LAN activity taking place; and if any email messages have been received since the last time messages were read by the user. This means the user will not have to turn the MSU/5 on in order to know if there is email waiting in their mailbox.

  PCMCIA Slot:                - The MSU/5 will support Type III PCMCIA
                                peripherals. PCMCIA is a popular PC industry connector and form factor used to add memory and functionality via PCMCIA cards. One popular PCMCIA-based feature is wireless connectivity using the 802.11b standard. The MSU/5 will not support PCMCIA-based PC peripherals at large as we together with our partners will need to write specific software drivers for any peripherals to be supported by the MSU/5.

  Modem & Ethernet:           - The MSU/5 features a 56k V.90 standard dial-up
                                modem from Conexant Systems, Inc., the world's leading supplier of V.90 dial-up modem chipsets to the PC industry. The MSU/5 also supports standard 10 Megabit per second ("Mbps") and 100 Mbps Fast Ethernet, otherwise known as 10/100 Base-T Ethernet. Most users of advanced broadband services such as cable modems and DSL connect devices in their homes or businesses via standard Ethernet. With support for standard Ethernet, the MSU/5 allows users to connect to the Internet using the 56k V.90 modem included with the device or they can use faster broadband modems that they purchase separately and connect to the MSU/5 via the Ethernet port.

  Smart Card Reader:          - The MSU/5 features an ISO7816 smart card reader
                                using the Gemplus GemCore Lite(TM)chipset. Smart cards are used in Europe especially for financial applications.

  USB/IDE Connectors:         - The PC industry has moved to standard USB
                                connectors for most of its popular peripherals. The MSU/5 features one USB connector on the front panel of the device and one USB connector on the rear panel. We together with our partners will offer support via USB for specific peripherals such as printers. The MSU/5 will not support USB-based PC peripherals at large as we and our partners will need to write specific software drivers for any peripherals to be supported by the MSU/5. In addition to USB, the MSU/5 includes on the rear panel of the device the older standard PC ATA/IDE connector.

  Audio Support:              - The MSU/5 features stereo audio output so users
                                can add standard PC stereo speakers to the device and also supports audio out for stereo headphones as well as standard audio microphone input via a separate connector on the rear panel of the device.

  Power:                      - The MSU/5 will always be powered on when plugged
                                in. It will not have a power switch. The MSU/5 features advanced power management capabilities found in most laptop PCs to power down the device into standby mode when it is not in use. This power management approach helps dramatically increase the average useful life of the Flash memory included in the device.

MSU/5 Software Specifications

                  We have contracted with BSQUARE Corporation ("BSQUARE"), Bellevue, Washington to provide some of the software components required for the MSU/5. BSQUARE is one of Microsoft's largest Windows CE systems integration partners in terms of supporting the Windows CE operating system and building platforms and applications which original equipment providers like ourselves can use to rapidly deploy products. Since 1994, BSQUARE has worked with Microsoft on Windows CE and has helped many industry leaders bring Windows CE-based products to market including, Dell Computer Corporation, IBM Corporation and Hewlett-Packard Company. In 2000, BSQUARE was Microsoft's Embedded Partner of the Year for Windows CE and had revenues of $63.5 million. Currently, BSQUARE has over 400 employees.

                  BSQUARE adapted the Windows CE operating system to the MSU/5 hardware reference design for a specified non-recoverable engineering fee, and is providing us (on a royalty basis) with software applications developed by third-party vendors including Macromedia Inc., Ansyr Technology Corporation and Insignia Solutions Inc. In addition, BSQUARE has provided us, on a royalty basis, with applications that are written specifically for Windows CE including its Microsoft Excel-compatible spreadsheet application and a client/server application allowing for the remote administration of MSU/5 devices by ourselves as well as our partners and customers.

                  Our adaptation services agreement with BSQUARE was entered into as of August 21, 2001 for an indefinite term. Pursuant to this agreement, we have an obligation to purchase a minimum number of licenses during the term of the agreement. Either party may terminate the agreement upon certain termination events, including material breach and bankruptcy. The agreement may also be terminated upon mutual agreement of the parties. Upon termination, our obligation to purchase the minimum number of licenses remains enforceable.

                  The Windows CE operating system is built around an application programming interface that is consistent with Microsoft's other 32-bit Windows-based operating systems and allows devices to communicate with each other, share information with Windows-based PCs, and connect to the Internet. Microsoft has helped define the Internet experience on the PC and its software browser, Internet Explorer, is used by more people in the world accessing the Internet than any other browser. For the nine months ended March 31, 2001, Microsoft recorded revenues of over $18 billion and employed over 40,000 people, including 16,000 in product research and development.

                  The software specifications for the MSU/5 include:

  Operating System:           - The MSU/5 features the consumer
                                electronics embedded systems version of the Windows operating system, Windows CE 3.0, designed and developed by Microsoft over the past six years.

  Browser:                    - Internet Explorer 4.0 ("IE4.0"): The MSU/5
                                features the world's most popular PC-based software browser for browsing the World Wide Web. IE 4.0 running on Windows CE 3.0 includes support for most of the important Internet standards including: HTML 4.0, Jscript, Caching, Cookie Management, GIF, JPEG, & BMP Formats, and Offline Browsing, and 40- and 128-bit SSL.

  Browser Plug-ins:           - Windows Media Player ("WMP"): The MSU/5 supports
                                streaming and static audio and video media with WMP by Microsoft. We include WMP in the device in lieu of support for Real Audio and Real Video from Real Networks, the other widely used audio and video browser plug-in on the PC, because there is no free version of the Real-based software plug-in for non-PC hardware. WMP supports all the popular streaming and static audio and video standards including: AVI, MIDI, MPEG, MPEG-4, MP3, WAV and WMA.

                              - Macromedia Flash Player 5.0 ("MFP"):
                                Macromedia's MFP is the most widely distributed software on the World Wide Web. MFP 5.0 is distributed by Microsoft, AOL, Netscape, Apple and Intel and thus 96% of online personal computer users can view Macromedia Flash animations in Web sites without having to download MFP 5.0. Macromedia Flash is used across the Internet to design and deliver low-bandwidth animations and presentations and offer scripting capabilities and server-side connectivity.

                              - Ansyr Primer 3.1 PDF Viewer: Adobe's Portable
                                Document Format is the PC industry standard for preparing and viewing large complex documents on the World Wide Web. These files can contain color, graphics, links and navigation features and are used for applications such as user and service manuals, help files, annual reports, and product brochures and data sheets. Ansyr Technology's

                                Primer 3.1 PDF Viewer allows Windows CE-based products to use PDF documents in the same manner they are used on a PC.

                              - Insignia Java Virtual Machine: Sun Microsystems'
                                Java programming language and Java virtual machine technology are synonymous with the World Wide Web and the Internet. Insignia Solutions' Jeode Java Virtual Machine ("EVM") offers complete compatibility with Sun's PersonalJava
                                1.2 and EmbeddedJava 1.0.3 specifications, which specifications are roughly equivalent to Sun's PC-based implementation of the Java JDK 1.1.8. Insignia's EVM was the first independently developed virtual machine to pass Sun's PersonalJava and EmbeddedJava test suites, thus ensuring full compliance with Sun's specifications. As a result, Insignia's EVM is a Sun-authorized Java virtual machine, which allows us to use the Sun Java logo in marketing and selling the MSU/5. Our substantial commitment to Java ensures that the MSU/5 supports World Wide Web sites that use Java extensively, and that programmers will be able to write custom applications to run on the MSU/5 using the Java programming language.

  Applications:               - MSU Custom User Interface: Certain aspects of
                                the user interface such as the logo, help pages, device settings, and home pages are configurable by the customer.

                              - Microsoft Outlook Express Email Client: standard
                                email client that allows storage and viewing of email on the local machine.

                              - Microsoft Pocket Word: A reduced version of
                                Microsoft Word that will allow customers to edit and update Microsoft Word-based documents.

                              - BSQUARE Spreadsheet Viewer: This spreadsheet
                                application by BSQUARE allows for basic
                                spreadsheet functionality and allows user to edit and update Microsoft Excel-based spreadsheets.

  Internet Protocols:         - The MSU/5 supports dial-up communications via
                                its on-board modem and cable- and DSL-based broadband communications via Ethernet. Over such communications backbones, the MSU/5 supports all the commonly used Internet protocols including:
                                TCP/IP, PPP, SLIP, SNMP, NDIS For LAN, and RDP 5.0.

  Device Driver Support:      - Supports USB and PCMCIA Devices. Drivers will be
                                added for USB Devices (printers, for example) and PCMCIA (storage devices, for example) devices as indicated by the customer. It will also be based on memory availability and driver availability.

  Thin Client Software:       - Citrix Independent Computing Architecture
                                ("ICA") Client: Citrix ICA is used for
                                server-based computing that enables applications to execute 100 percent on a server, and not the terminal device used by the end-user. The client component of ICA establishes a session with a Citrix server, allowing users of the MSU/5 and other devices to view and work with an application as if it were running locally. Citrix ICA transmits screen changes, keystrokes, and mouse movements between client and server over the network. By integrating ICA client software with the Windows CE operating system running on MSU/5, we give software developers "built-in" server-based computing capability. This makes it easier for developers to launch products that are compatible with the server-based computing model, which has been widely adopted by enterprises and Application Service Providers. The benefits of what is called "thin-client" computing include (i) extending the reach of business-critical applications to MSU/5 users over any Internet network connection; (ii) seamlessly providing access to applications running on a Citrix server together with access to local resources like local printers and local drives; (iii) providing a rich user interface while reducing bandwidth consumption and minimizing congestion on corporate Internet-based networks; (iv) reducing the total cost of ownership through centralized application management and the ability to leverage existing computing infrastructure as well as the relatively inexpensive MSU/5; and (v) enhancing data security by keeping all application processing on the server.

                              - Microsoft Remote Display Protocol ("RDP")
                                Client: The Remote Desktop Protocol also allows for the use of "thin clients" in corporate computing but interfaces only with Windows NT-based server applications, and not Windows NT- and UNIX-based server applications which Citrix allows for.

  Remote Administration:      - BSQUARE Remote Device Administrator ("RDA")
                                Client Server Application: The BSQUARE Remote Device Administrator is a client-server application for updating, managing, and monitoring MSU/5 devices in remote locations. When the RDA client is installed in an MSU/5, we together with our partners and customers are then able to: (i) manage multiple MSU/5 devices through a single interface, centrally or from a central location. Companies can push local content and program updates to the MSU/5 devices in the field; (ii) deploy, track and monitor enterprise-wide deployments of custom applications written specifically for deployment on the MSU/5 and initiate or schedule updates to MSU/5 remote devices. Companies can also clone client configurations and push the templates to clients during deployments; (iii) update and create flexible update schedules for clients and groups of clients, including triggered updates. Group devices logically and easily manage each group separately, enabling customers to customize devices based on a group's needs; and
                                (iv) configure, display, set, and modify client configurations, including settings, current operating status, events, and MSU/5 device hardware inventory. MSU/5 devices managed by RDA appear maintenance free to end users, who automatically receive updates even while working in the field. The advanced remote management capabilities in RDA save time and reduce maintenance and support costs for corporate IT departments, Application Service Providers, and Cable and Network Operators.


Manufacturing and Purchasing

                  We entered into a contract manufacturing relationship to outsource the hardware design and production of the MSU/5 to BioStar Microtech International Corporation and related subsidiaries in Taipei, Taiwan ("Biostar"). BioStar is one of the leading PC-motherboard manufacturers in Taiwan, with sales in excess of US$180 million in the calendar year 2000. BioStar has manufacturing facilities in Taipei and in the Peoples' Republic of China totaling over 270,000 square feet. Biostar employs over 1,200 people in its two major locations in Taipei and China. BioStar will source all major hardware components for the MSU/5, including processors, memory resources and other components. BioStar utilizes state-of-the-art manufacturing equipment and strong inventory management practices to achieve rapid inventory turnover and maintain reduced inventory levels. Biostar's manufacturing methods provide rapid pass-through of material cost decreases in its products.

                  Our product manufacturing agreement with Biostar was entered into as of August 21, 2001 for a term of one year with automatic one year renewal periods. Either party may terminate the agreement upon certain termination events including material breach and bankruptcy. Biostar may terminate this agreement if we do not order a minimum amount of MSU/5 units annually or if we utilize a third party to manufacture MSU/5 units.

                  Our product design and development agreement was entered into as of June 14, 2001 for a term of one year. Pursuant to the terms of this agreement, we paid Biostar in the aggregate a development fee of $118,000. The Company does not have any material on-going obligations pursuant to the terms of this agreement.

                  We expect that Biostar will be able to obtain the necessary hardware components for the MSU/5 from suppliers in a timely manner to meet our production goals. Most of the components used in the MSU/5 are available from multiple sources; however, certain components are typically obtained from single sources. It is possible that Biostar may experience difficulties in obtaining certain hardware components from time to time, which difficulties could affect Biostar's ability to meet our orders. Management believes that in the event Biostar is unable to meet our orders, the Company will be able in a timely manner to secure another third party to outsource the production of the MSU/5.

Technical Support and Customer Service

                  Our distributors and resellers provide front-line technical support for end-users of the prior versions of our products and we intend to arrange for similar support for end-users of our MSU/5 device. Our technical analysts answer technical support calls from distributors and resellers. Our technical support group intends to implement a fax-on-demand system providing installation tips and technical documents to customers via fax. We maintain a home page on the World Wide Web to provide customer support and information.

Competition

                  The Internet access marketplace is intensely competitive. Competitive factors include price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. With respect to these factors, we may be at a competitive disadvantage against companies with greater financial, technical, product development, manufacturing, or marketing resources. A variety of companies currently offer products that compete directly with our products:

      o manufacturers and suppliers of other stand-alone Internet appliance platforms including: NetGem SA, Paris, France, with its "Netgem 4.0" Interactive TV Platform; and Sony Corporation with its new "eVilla" Network Entertainment Center;

      o manufacturers of personal computers, including: Apple Computer Inc., Compaq Computer Corporation, Dell Computer Corporation, Gateway Inc., Hewlett-Packard Company, and IBM Corporation; and

      o manufacturers of other "thin clients" including: IBM with their NetVista Network Station; Wyse Technology Inc. with their Wyse Winterm thin clients; and Neoware Systems Inc. with their Eon computing appliances.

                  Additionally, the announcement of the release, and the actual release, of products competitive with our existing and future product lines, could cause our existing and potential customers to postpone or cancel plans to purchase any of our existing and future product offerings, which would adversely impact our business, results of operations, and financial condition. As markets for our products continue to develop, additional companies, including companies with significant market presence in the computer hardware, software and networking industries, may enter the markets in which we compete and further intensify competition. These competitors and other potential competitors may have significantly greater financial, technical, sales, marketing, support and other resources than we do. There is no assurance that we will be able to establish and maintain a market position in the face of increased competition.

Proprietary Rights, Licenses and Trademarks

                  Following the restructuring which took place in the first half of 2001 (see "Business - Restructuring"), we are no longer designing our own custom video processors for data output to television monitors. Our new management team has decided to focus its activities on using off-the-shelf standard video processors in conjunction with our products due to cost reductions available when using standard parts and time-to-market advantages. As a result, our new management team does not believe that we will derive any substantial value from any of our patents related to this previously undertaken custom video processor activity, including the patents listed below.

                  Unless otherwise indicated, all names referred to in this Annual Report on Form 10-K are trademarks and/or registered trademarks of their respective owners.

                  We currently have three patent applications on file with the United States Patent and Trademark Office relating to research and development work carried out with respect to custom video processors by our UK-based subsidiary, Web 2 U Limited. Until 2001, we designed and incorporated our own custom proprietary video processors in our Internet access devices. We have patents and registered trademarks and pending applications including:

      o Web 2 U Limited in the United Kingdom (Reg. No. 2192548, effective May 19, 2000), China (Reg. No. 1477701, effective November 21, 2000),
         European Union (Reg. No. 1138221, effective June 8, 2000), Hong Kong (Reg. No.B13772/2000, effective October

         17, 2000), Singapore (Reg. No. T99/03896D, effective December 20,
         2000), Taiwan (App. No. 8023575) dated May 18, 1999, and the United States (App. No. 75/694832) dated April 30, 1999;

      o Web 2 U logo in the United Kingdom (Reg. No. 2241140, effective February 9, 2001), European Community (App. No. 2077824) dated January 31, 2001, United States (App. No. 76/203920) dated February 1, 2001;

      o  WYNPEG in the United Kingdom (Reg. No. 1572811, effective July 14,
         1995), Hong Kong (Reg. No. 06937/1996, effective July 26, 1996), Taiwan (Reg. No. 00708445, effective March 1, 1996);

      o  Slipstream in the United Kingdom (Reg. No. 2121511, effective December
         1997); and

      o  ENVOY in the United Kingdom (Reg. No. 2117809, effective November 14,
         1997), China (Reg No. 1244930, effective February 7, 1999), Hong Kong (Reg. No. 07060/99, effective June 7, 1999), European Community (Reg. No. 586107, effective January 26, 1999), Taiwan (Reg. No. 816504, effective September 16, 1998) and Singapore (Reg. No. T97/06442I, effective November 30, 1999).


Employees

                  As of September 14, 2001, we had a total of 13 full-time employees - three in research and development, three in sales and marketing, and seven in general administration. Of these employees, seven are located in Texas and six in the United Kingdom. Our future success depends in part, on our continuing ability to attract, train and retain highly qualified technical, sales, marketing and managerial personnel. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2.  PROPERTIES.

                  Our headquarters are located in a leased facility in Plano, Texas, consisting of 3,000 square feet of office space under a two-year lease, which expires in February 2003. This facility houses all functions of the organization, with the exception of a sales office located in the United Kingdom. Our UK facility comprises 2,900 square feet of office space in Central Milton Keynes, England. The lease for this facility expired on March 21, 2001 and we are negotiating a new lease agreement. Management believes that these leased facilities are suitable and adequate for the Company's intended use, although as we grow, further facilities may need to be obtained.

ITEM 3.           LEGAL PROCEEDINGS.

                  We are currently in the process of finalizing the financial restructuring of our UK-based subsidiary, Web 2 U Limited.

                  Due to insufficient liquidity and product obsolescence associated with the operation of Web 2 U Limited, our Board in March of 2001 approved a plan to restructure our UK operations and settle with outstanding creditors. With the knowledge that MSU Devices Inc. is the largest creditor of Web 2 U Limited and that our new product line of Internet access devices would be designed, developed and manufactured as the result of our development efforts in the United States, the decision was made to seek the court's help in the UK through the issuance of an administration order in an effort to settle with all creditors.

                  On May 15, 2001, Web 2 U Limited filed a company voluntary arrangement (the "CVA") pursuant to Part 1 of The Insolvency Act 1986, as amended (the "Insolvency Act"). The substance of the CVA proposal was as follows:

o Claims of preferential creditors (as defined under the Insolvency Act) would be discharged in full in priority to the claims of unsecured creditors;

o After the claims of preferential creditors have been satisfied, unsecured creditors whose admitted claims are less than or equal to (pound)2,500 would be paid in full; and

o Unsecured creditors whose admitted claims are greater than(pound)2,500 would be issued convertible promissory notes (the "CVA Notes") by the Company for the principal sum of the individual unsecured creditors admitted claim. The principal amount of the CVA Notes will be paid in three equal installments: the first on the third anniversary of the issue date, the second on the fourth anniversary and the third on the fifth anniversary. Interest will accrue on the CVA Notes at a rate of 5% per annum and be payable annually by the Company, with the first interest payment due on the first year anniversary of the issue date. At any time after the Company's stock price closes at $1.25 for five consecutive trading days, the Company will have the option to automatically convert the outstanding balance and accrued and unpaid interest of the CVA Notes into shares of common stock at a conversion rate of one share of common stock per $1.00 owed.

                  The CVA was approved by Web 2 U Limited's creditors at a meeting of those creditors held in the United Kingdom on July 16, 2001. At the time of this filing, the preferential creditor and unsecured creditor claims are under review by the supervisor of the CVA. On August 20, 2001, Web 2 U Limited was discharged from the administration order.

                  Darran Evans, Web 2 U Limited's former President and Chief Executive Officer, resigned on March 1, 2001 and worked through the period of notice given by him until April of 2001. Mr. Evans has since brought a claim against the Company in the High Court of England and Wales for a termination payment of (pound)100,000 which he alleges to be owed to him pursuant to the terms of certain correspondence, together with unpaid salary of approximately (pound)10,000 allegedly due to him. We believe his claim is without merit and we are vigorously defending this claim. Two hearings have so far taken place on the issue of the jurisdiction of the court, the outcome of which is awaited and the issue is not yet resolved. If the Court were to find for Mr. Evans on the issue of jurisdiction, we would have to file a defense and the matter would proceed to trial, commencing in about six months' time.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On June 15, 2001, we held our Annual Meeting of Shareholders. The number of shares of common stock of the Company outstanding at the close of business on the record date for the meeting, May 2, 2001, and entitled to vote at the meeting was 29,256,847. There were represented at the meeting, in person or by duly given proxy, an aggregate of 23,318,001 shares of common stock, representing 79.70% of the total number of shares of common stock outstanding on the record date and entitled to vote at the meeting. At this meeting, the shareholders voted on the following matters:

         o The election of Jean Belanger, D. Bruce Walter, Jeremy Miles Simpson, Jeffrey Nelson Green, Stephen Walter Coles and Fred Kashkooli as directors. Mr. Belanger was elected by a vote of 23,261,571 in favor of his election and 56,484 votes withheld; Mr. Walter was elected by a vote of 23,261,717 in favor of his election and 56,284 votes withheld; Mr. Simpson was elected by a vote of 23,250,217 in favor of his election and 67,784 votes withheld; Mr. Green was elected by a vote of 23,261,517 in favor of his election and 56,484 votes withheld; Mr. Coles was elected by a vote of 23,257,217 in favor of his election and 60,784 votes withheld; and Mr. Kashkooli was elected by a vote of 23,261,717 in favor of his election and 56,284 votes withheld.

         o The ratification to the appointment of Moore Stephens Lovelace, P.A. as our independent accountants for the fiscal year ending June 30, 2001. This proposal was ratified by a vote of 23,239,224 votes in favor of the proposal, 21,037 votes against and 57,740 votes withheld.

         o The amendment to our Certificate of Incorporation to effect an increase to the authorized number of shares of common stock from 50,000,000 shares to 120,000,000 shares. This proposal was approved by a vote of 23,060,929 votes in favor of the proposal, 184,097 votes against and 72,975 votes withheld.

         o Our reincorporation from the State of Florida to the State of Delaware. This proposal was approved by a vote of 14,984,348 votes in favor of the proposal, 57,320 votes against, 5,460 votes withheld and 8,270,873 not voted.


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  Since May 24, 1995, bid and ask quotations of our common stock have been reported by the Nasdaq OTC Bulletin Board under the symbol "MUCP." The following table sets forth the range of high and low closing bid quotations without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions for the period indicated.

                            RANGE OF BID INFORMATION


                                                             High       Low
Fiscal year ended June 30, 2001:
Quarter ended June 30, 2001.............................     $0.70      $0.22
Quarter ended March 31, 2001............................     $0.69      $0.19
Quarter ended December 31, 2000.........................     $1.06      $0.30
Quarter ended September 30, 2000........................     $1.56      $1.00
Fiscal year ended June 30, 2000
Quarter ended June 30, 2000.............................     $2.94      $1.34
Quarter ended March 31, 2000............................     $5.00      $2.44
Quarter ended December 31, 1999.........................     $3.69      $2.03
Quarter ended September 30, 1999........................     $5.63      $2.94

                  On September 10, 2001, the bid price quoted for our common stock was $0.45 per share. As of September 10, 2001, there were approximately 315 holders of record of our common stock. This does not include stockholders of approximately 15,623,442 shares of common stock held in "street name".

Dividend Policy

         We have never paid any dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         Between October 1, 2000 and June 30, 2001, we issued $4.5 million aggregate principal amount of 10% Convertible Notes (the "10% Notes") at par due one year from the date of issuance in a private placement. The 10% Notes are convertible into shares of common stock at a conversion rate of $0.20 per share. The following persons purchased Notes:


--------------------------------------------------------------        --------------------------------------------------------------
3408256 Canada Inc.                                                   David Larkin
--------------------------------------------------------------        --------------------------------------------------------------
American Stainless Corp.                                              Paul Lavoie
--------------------------------------------------------------        --------------------------------------------------------------
Ronald L. Andrews                                                     John B. Leonard, Jr.
--------------------------------------------------------------        --------------------------------------------------------------
Michael Ballensky                                                     Lloyd Leonard
--------------------------------------------------------------        --------------------------------------------------------------
Dale Barker                                                           Bruce MacNicol
--------------------------------------------------------------        --------------------------------------------------------------
Andrew Best                                                           Jamie Massie
--------------------------------------------------------------        --------------------------------------------------------------
Brookside Ltd.                                                        Donald McFarlane
--------------------------------------------------------------        --------------------------------------------------------------
Wendy Bunston                                                         McGreen Partnership
--------------------------------------------------------------        --------------------------------------------------------------
Timothy Chisholm                                                      The Orchards
--------------------------------------------------------------        --------------------------------------------------------------
Adams Robert Coles                                                    Pictet Bank & Trust Ltd.
--------------------------------------------------------------        --------------------------------------------------------------
Jacqueline M. Coles                                                   Powder Capital Inc.
--------------------------------------------------------------        --------------------------------------------------------------
Stewart Evelyn Coles                                                  Bruce Randle
--------------------------------------------------------------        --------------------------------------------------------------
Stewart H. Coles                                                      Reddline Ventures LLC
--------------------------------------------------------------        --------------------------------------------------------------
Walter Coles                                                          Harry Reddy
--------------------------------------------------------------        --------------------------------------------------------------
Sir Colin R. Corness                                                  RM Partners
--------------------------------------------------------------        --------------------------------------------------------------
Cornwallis Financial Limited                                          Royal Trust Corp. of Canada in Trust for Account #99480072
--------------------------------------------------------------        re: GWL London Life Growth Equity Fund
Darden International                                                  --------------------------------------------------------------
--------------------------------------------------------------        Royal Trust Corp. of Canada in Trust for Account #99480027
Davros Investment                                                     re: GWL Growth Equity Fund
--------------------------------------------------------------        --------------------------------------------------------------
Allan Day                                                             Andrew Mark Simpson
--------------------------------------------------------------        --------------------------------------------------------------
Ernest B. Evans, Jr.                                                  Jeremy Simpson
--------------------------------------------------------------        --------------------------------------------------------------
Hines E. Fulk, Jr.                                                    Guy P. Smith
--------------------------------------------------------------        --------------------------------------------------------------
Jeffrey Green                                                         Brian Telfer
--------------------------------------------------------------        --------------------------------------------------------------
Oren Heffner                                                          Tidewater Overseas Limited
--------------------------------------------------------------        --------------------------------------------------------------
Heffner Family Limited Partnership                                    Daniel R. Timberlake
--------------------------------------------------------------        --------------------------------------------------------------
Interward Capital Corporation                                         Charles L. Wickham, Jr.
--------------------------------------------------------------        --------------------------------------------------------------
Jayvee and Co.                                                        R. Mitchell Wickham, Jr.
re: AGF Canadian Growth Equity Fund                                   --------------------------------------------------------------
--------------------------------------------------------------        Julius Smith Young, Jr.
Jayvee and Co.                                                        --------------------------------------------------------------
re: IG AGF Canadian Diversified Growth Fund
--------------------------------------------------------------
William Johnston
--------------------------------------------------------------

         On November 15, 1999, we entered into a sales agency agreement with Corstar Business Computing Co., Inc. and McLaughlin International, Inc. ("the Agents") to promote and sell our products. In January of 2001, the Agents agreed to terminate this agreement and any obligations and liabilities of the Company thereunder in exchange for the issuance of 1,300,000 shares of common stock to the Agents and a payment of $15,000 in cash to the Agents. Mark McLaughlin, one of our principal shareholders, is a principal stockholder and officer of the Agents.

         In June of 2001, Jeremy Simpson (a director of the Company) was issued 67,667 shares of common stock and Dick Phillips was issued 116,000 shares of common stock in payment of unpaid directors' fees of approximately $46,000.

         In addition, the following creditors of Web 2 U Limited: Luther Pendragon, Microlink, Green Hills Software, Rubenstein Investors, James Chi, Evolution Circuits, SC Carter, Nick Davis, Printed Wiring, Allpack Packaging, and Kestronics were issued 657,717 shares in exchange for the forgiveness of indebtedness in the amount of approximately $164,000 owed to them by Web 2 U Limited.

         In December of 2000, we entered into an agreement with McFarlane Gordon Inc. ("MGI") pursuant to which MGI agreed to act as our financial advisors. Our Chairman, Jean Belanger is one of the principals of MGI. In May of 2001, we agreed with MGI to terminate the financial advisory agreement with them, including any underlying liabilities and obligations of the Company in exchange for the issuance to MGI and certain of its principals of an aggregate of 2,537,500 shares of common stock, of which 1,873,400 of such shares were issued to Mr. Belanger.

         In December of 2000 we withdrew our S-1 Registration Statement which was previously filed in August of 2000 pursuant to an obligation made to certain of our investors listed below in connection with a private placement in May of 2000. Pursuant to the terms of the Subscription Agreement, if the S-1 Statement was not effective on or prior to February 1, 2001, we were obligated to issue to those investors an additional amount of common stock equal to 10% of their original investment. As a result of the withdrawal and a decision taken by the Board of Directors to increase the amount of common stock due to such investors to 15% of their original investments, the following investors were issued the following shares of common stock:

----------------------------------------------- --------------------------------
                SHAREHOLDER                               SHARES ISSUED

----------------------------------------------- --------------------------------
             555319 Ontario Ltd.                             15,000
----------------------------------------------- --------------------------------
             814213 Ontario Ltd.                             3,750
----------------------------------------------- --------------------------------
              Ronald L. Andrews                              15,000
----------------------------------------------- --------------------------------
              Robert Brinkworth                              7,500
----------------------------------------------- --------------------------------
                Wendy Bunston                                7,500
----------------------------------------------- --------------------------------
                   CHW, LLC                                  15,000
----------------------------------------------- --------------------------------
                 Robert Cates                                3,750
----------------------------------------------- --------------------------------
               Stephen W. Coles                              15,000
----------------------------------------------- --------------------------------
       Walter R. & Jacqueline M. Coles                       15,000
----------------------------------------------- --------------------------------
               Allen K. Craven                               7,500
----------------------------------------------- --------------------------------

----------------------------------------------- --------------------------------
                 Fred Dalley                                 7,500
----------------------------------------------- --------------------------------
               Express Cat Inc.                              11,250
----------------------------------------------- --------------------------------
                Gerry Gravina                                7,500
----------------------------------------------- --------------------------------
               Katherine Green                               15,000
----------------------------------------------- --------------------------------
                Alex Grigonis                                3,750
----------------------------------------------- --------------------------------
            Harris Optimists Ltd.                            11,250
----------------------------------------------- --------------------------------
                 Oren Heffner                                7,500
----------------------------------------------- --------------------------------
             Heffner Family Trust                            15,000
----------------------------------------------- --------------------------------
                Jane C. Hester                               2,250
----------------------------------------------- --------------------------------
                 Eli Kaufman                                 15,000
----------------------------------------------- --------------------------------
             Leonard D. Latchman                             7,500
----------------------------------------------- --------------------------------
             George W. Liles, Jr.                            7,500
----------------------------------------------- --------------------------------
                 James Massie                                7,500
----------------------------------------------- --------------------------------
            William & Maria McBee                            3,750
----------------------------------------------- --------------------------------
               Donald McFarlane                              22,500
----------------------------------------------- --------------------------------
             McGreen Partnership                             30,000
----------------------------------------------- --------------------------------
        E.L. Morrison Lumber Co., Inc.                       3,750
----------------------------------------------- --------------------------------
                John Mulvihill                               15,000
----------------------------------------------- --------------------------------
                 Derek Nelson                                7,500
----------------------------------------------- --------------------------------
         Picter Bank & Trust Limited                         30,000
----------------------------------------------- --------------------------------
                 Bruce Randle                                7,500
----------------------------------------------- --------------------------------
          Simcoe Coach Lines Limited                         7,500
----------------------------------------------- --------------------------------
                Jeremy Simpson                               22,500
----------------------------------------------- --------------------------------
                 Mark Simpson                                18,750
----------------------------------------------- --------------------------------
                 Luther Slate                                7,500
----------------------------------------------- --------------------------------
                Harold Tabone                                15,000
----------------------------------------------- --------------------------------
             Charles Wickham, Jr.                            26,250
----------------------------------------------- --------------------------------
                 Ida Wickham                                 3,750
----------------------------------------------- --------------------------------
             R. Mitchell Wickham                             3,750
----------------------------------------------- --------------------------------
              C.E. Williams, Jr.                             30,000
----------------------------------------------- --------------------------------
           Julius Smith Young, Jr.                           15,000
----------------------------------------------- --------------------------------


         In March of 2001, we entered into a consultant agreement with our former Chief Executive Officer, Wynford Holloway. Pursuant to the terms of the agreement, we agreed to issue to Mr. Holloway 120,000 shares of common stock.

         In May of 2001, we offered our then existing convertible promissory note holders the option to convert their notes at $0.25 cents per share. The following holders of certain 10% convertible promissory notes of the Company (the "10% Notes") exercised their right of conversion with respect to these notes and related and accrued interest thereon into approximately 2,682,000 shares of common stock: Daniel Evans, John Koestner, Dennis Metherell, Robert Stearns, George Vallas, Terrance Sims, and John Emtage. The holders of certain 6% convertible promissory notes of the Company exercised their right of conversion with respect to these notes and related and accrued interest thereon into 1,240,000 shares of common stock: Julius Smith Young, Jr., Walter Coles, Stephen Coles, and Heffner Family Trust. Julius

Smith Young, Jr. also converted a 10% Note into approximately 364,000 shares of common stock.

         In July of 2001, David Larkin, Dr. Bruce MacNicol, Don McFarlane, David Sorger, and Jamie Massie purchased $100,000 of the 10% Notes and $25,000 of certain 8% convertible promissory notes of the Company from the original subscribers. These individuals exercised their right of conversion with respect to these notes into 500,000 shares of common stock at a conversion price of $0.25 per share.

         In July of 2001, Mr. Alan Boss, an 8% convertible promissory note holder, sold 50% of his note for $25,000 and the purchaser, Jamie Massie, thereof exercised his right of conversion with respect to such portion of this note into 100,000 shares of common stock.

                  The issuance of the above securities were intended to be exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon (i) Section 4(2) of the Act; (ii) Regulation D promulgated thereunder; or (iii) Regulation S promulgated thereunder, as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions.

ITEM 6.           SELECTED FINANCIAL DATA.

The following selected consolidated financial data are derived from our financial statements. The financial statements for each of the fiscal years in the five-year period ended June 30, 2001 have been audited by Moore Stephens Lovelace, P.A., independent certified public accountants. You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those statements included elsewhere in this Report on Form 10-K.

                                                                         Year Ended June 30
                                                  2001           2000           1999            1998          1997
                                                                 (in thousands, except share data)
Income statement data:
Total revenue ..........................    $    1,394     $      905     $       32     $    4,179     $    1,480
Cost of revenues .......................         3,782            928             53              8            651
(Loss) income from operations ..........        (9,698)        (4,447)        (3,353)           286         (2,113)
Net (loss) income ......................       (10,232)        (4,906)        (9,695)           292         (2,108)
Net (loss) income per common share
basic and fully diluted ................    $    (0.35)    $    (0.19)    $    (0.47)    $     0.02     $    (0.13)

                                                                              June 30,
                                                  2001           2000           1999           1998           1997
Balance sheet data:
Working capital ........................        (3,185)         1,310          1,521         (4,401)        (1,556)
Cash and cash equivalents ..............         1,280          1,190          2,604            166            859
Total assets ...........................         1,905          4,345          3,341          2,573          2,086
Total current liabilities ..............         4,953          2,660          1,294          4,646          2,677
Long-term debt .........................          --              505            505           --            1,830
Total shareholders' equity (deficit) ...        (3,048)         1,180          1,542         (2,074)        (2,421)

Exchange Rates

                  Our subsidiaries, MSU PLC and Web 2 U Limited, conduct a significant amount of their operations in pounds sterling. References to $ in this prospectus are to US dollars and in many instances represent translations of pounds sterling into dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent those dollar amounts. Unless otherwise stated, the translations of pounds sterling into US dollars have been made at the average rate for the year indicated. The following table sets forth, for the periods indicated, certain information concerning the rates of pounds sterling per US dollar:

                                      Ended June
                                     30 Of Period
Fiscal Year          At End Average     Rate(1)        High(2)         Low(2)

1997                      .60             .62            .64            .59
1998                      .60             .60            .62            .60
1999                      .63             .61            .63            .60
2000                      .66             .63            .66            .61
2001                      .69             .71            .71            .67


(1) Represents the average of the rates on the last day of each month during the relevant period.
(2) Represents the highest and lowest rates used in the average rate calculation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

Overview

                  We design, market and sell affordable Internet access devices that enable consumer and business end-users to communicate simply and easily by using e-mail and over the World Wide Web via the Internet without the necessity of technical or personal computer knowledge or expertise. When using our products and services, end-users have access to an Internet service provider, e-mail hosting and content in a single, easy to use hardware/software appliance.

                  We have been in business since 1994. In the past three years, we have released three versions of our Internet access device. In undertaking our business activities since 1994, we have realized an accumulated deficit of $32 million. In January of 2001, the following management team was recruited by our new President and Chief Executive Officer, Mr. Walter: Mr. Patel, Vice President and Chief Technology Officer, Ms. Brown, Vice President and Chief Financial Officer and Mr. Dittrich, Vice President Sales and Market Development.

                  Beginning in January of 2001, our new management team undertook a complete review of our strategic direction. As a result of this review, the Board of Directors adopted the recommendation of the new management team, which was to (1) remain in the Internet access device business, (2) undergo several significant changes in strategy, and (3) begin restructuring the activities of the Company. In the third calendar quarter of 2001, we launched our new Internet access device product, the MSU/5. The MSU/5 will sell in volume for under $200 per device.

                  The above strategy was in place for only approximately 25% of the 2001 fiscal year. As a result, the management team believes that the Company's operating results are not indicative of the future operating results of the Company.

Significant Risks

                  The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2001, the Company incurred a net loss of approximately $10,232,000. The Company expects that it is likely to incur net losses into fiscal 2002 as it attempts to further develop, upgrade and market the MSU/5 and to develop its infrastructure to support its operations. The Company is likely to incur net losses beyond 2002 if anticipated revenues from orders for MSU/5 are not realized. Such orders require, without limitation, approval of final production samples, customer acceptance of MSU/5, satisfactory product performance, and the ability of the products to compete successfully in a highly competitive market. The Company believes these assumptions are reasonable; however, should any one of these assumptions fail, the Company could incur net losses beyond 2002 and be unable to continue as a going concern.

Results of Operations

Revenues

                  Revenues during the years ended June 30, 2001, 2000, and 1999 were approximately $1,394,000, $905,000, and $32,000, respectively. The Company has only recently commenced sales of its new product MSU/5 and consequently, has only a limited number of customers.

                  Sales in the year ended June 30, 2001 of approximately $1,394,000 were to four customers, which were primarily based in the United Kingdom, India, Greece and Australia. Revenues reported during the period ended June of 2001 relate to the sale of the ISP3 product. MSU does not expect to report on-going sales related to this product.

                  Our new management team will spend the next twelve months focusing our resources and sales efforts with respect to our core market: consumers and businesses who need to access the Internet in order to use e-mail and browse the World Wide Web. We successfully launched our new MSU/5 product with the signing of a new distribution agreement with CPS Broadcast B.V. for the distribution of the new MSU/5 product into South Africa.

                  Comparison of revenues for the year ended June 30, 1999 with the year ended June 30, 2000 is not meaningful because in fiscal 1999, apart from the sale of a small number of samples, there were no revenues generated by the Company.

                  A concentration of revenues in such a small number of customers, where the loss of one customer could have a material adverse effect on the business is a risk. The Company is focused on a number of trial opportunities worldwide to increase its customer base. The Company's revenues by geographic region during the years ended June 30 2001, 2000, and 1999 were approximately as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
           Location                       2001 ($)                     2000 ($)                     1999 ($)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Europe........................            617,611                      343,000                       2,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Asia..........................            610,289                      562,000                      17,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
North America.................            166,480                         None                      13,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

Cost of Revenues

                  The cost of revenues for the years ended June 30, 2001, 2000 and 1999 were approximately $3,782,000, $928,000, and $53,000 respectively. The cost of revenues in the year ended June 30, 2001 at 271% of revenues is due to the costs involved with the production of ISP3 and a reserve for obsolescence of the ISP3 product in the amount of $1,920,000. The cost of revenues in the year ended June 30, 2000, at 103% of revenues were significantly higher than expected due to the high costs involved with the initial production run of ISP 2. The cost of revenues in the year ended June 30, 1999, mostly related to the direct production cost of samples which were expensed to the extent the Company considered such cost was not recoverable. As a percentage of revenues, cost of revenues were approximately 168% in 1999.

                  Our new management team is targeting cost of revenues for the next twelve months for the MSU/5 to be approximately 90% of revenues due to initial production costs and lower volumes.

Research and Development Expenses

                  Research and development expenses generally consist of expenditure related to the Company's development of its hardware and software. We have excluded all overhead costs other than employee, independent contractor, development tool and prototype costs. All research and development costs have been fully expensed.

                  For the years ended June 30, 2001, 2000, and 1999, research and development costs were approximately $1,111,000, $2,036,000, and $1,556,000, respectively. As a percentage of revenues, research and development expenses were approximately 80% in 2001, 225% in 2000, and 490% in 1999.

                  The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. The new management team was successful in leveraging outside contractors to assist in the design and development of the MSU/5 at significantly lower costs than in the past. This was achieved through the integration of off-the-shelf software and OEM components, which resulted in lower costs to the Company.

                  The Company entered into a consulting agreement with Dr. Avinash Palaniswamy in March of 2001. Dr. Palaniswamy is providing strategic software development on the MSU/5. The contract terms are $12,500 per month and 12,500 stock options per month from March of 2001 to August of 2001. The Company will pay Dr. Palaniswamy a bonus of $10,000 upon the completion of the project. The Company is currently in negotiating a full-time employment arrangement with Dr. Palaniswamy.

Selling, General and Administrative Expenses

                  Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising, promotional costs, communication, occupancy costs, and professional fees.

                  Selling general and administrative expenses were approximately $5,542,000, $2,190,000, and $1,544,000 for the years ended June 30, 2001, 2000, and 1999 respectively. The increase in the year ended June 30, 2001 is primarily due to an increase in personnel in the United States and in investment banking and professional fees.

                  The new management team intends to decrease selling, general and administrative expenses as a percent of revenues during the 2002 fiscal year.

Depreciation Expense

                  Depreciation is calculated using the straight line method over the estimated useful lives of our depreciable assets, which consist principally of electronics equipment used in the design and testing of our products.

                  Depreciation expense was approximately $71,000, $83,000, and $74,000 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

Interest Expense

                  Interest expense was approximately $297,000, $113,000 and $158,000 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. Interest expense in the current year represents interest payable on promissory notes totaling $1,330,000 issued prior to fiscal year 2001, and on the bridge loan promissory notes of $4,500,000 that were issued in the second, third, and fourth quarters of fiscal 2001. The interest expense in 2000 is attributable to promissory notes in the amount of $1,330,000. The interest expense in 1999 is mainly attributable to the interest on a $2.3 million 10% convertible promissory note issued in 1997, which were either converted or repaid in fiscal 1999, together with interest on the 6% and 8% convertible promissory notes issued in December 1998 and January 1999.

Non-Operating Income (expense)

                  In the year ended June 30, 2001, the Company expensed approximately $228,000 in deferred financing costs associated with the bridge loan convertible notes during the year. These costs were incurred in connection with the sale of the $4,500,000 10% convertible promissory notes between October of 2000 and July of 2001. In addition, the Company expensed approximately $382,000 in relation to its investment in American Interactive Media which investment the Company has deemed to be unrecoverable.

                  In the year ended June 30, 2000, the Company capitalized and immediately charged to expense approximately $56,000 with respect to common stock sold at less than market value. Similarly, there was a $441,000 discount associated with the issuance of convertible notes during the year.

                  In 1999, MSU recorded an impairment loss on its investment of approximately $2,500,000 in shares of American Interactive Media common stock, which substantially declined in market value. Management believes that the decline in market value is permanent. The Company recorded an additional impairment of approximately $382,000 in fiscal year 2001, which represents an impairment of 100% in the investment. Additionally, during 1999 the Company capitalized and immediately charged to expense approximately $3,670,000 of the discount associated with the issuance of convertible notes during fiscal 1999.

Restructuring Charges

                  Due to insufficient liquidity and product obsolescence associated with the operation of the Web 2 U Limited subsidiary, the Board in March of 2001 approved the following actions in accordance with the restructuring plan:

                  1. Cease active trading in the UK in order to minimize the loss to Web 2 U Limited creditors;

                  2.       Reduce the size of the UK workforce; and

                  3.       Attempt to settle the outstanding creditors.

                  The plan was implemented in March of 2001, and a total of fourteen positions at Web 2 U Limited were eliminated, principally in the Company's management and research development departments. The decision was also made to relocate the accounting system and accounting operations to the U.S. As a result, the Company recorded a restructuring charge of approximately $289,000 in the fiscal year 2001 for the restructuring of the UK operations, which is comprised of involuntary termination benefits and legal fees.

                  On May 15, 2001, Web 2 U Limited filed a company voluntary arrangement (the "CVA") pursuant to Part 1 of The Insolvency Act 1986, as amended (the "Insolvency Act"). The substance of the CVA proposal was as follows:

o Claims of preferential creditors (as defined under the Insolvency Act) would be discharged in full in priority to the claims of unsecured creditors;

o After the claims of preferential creditors have been satisfied, unsecured creditors whose admitted claims are less than or equal to (pound)2,500 would be paid in full; and

o Unsecured creditors whose admitted claims are greater than(pound)2,500 would be issued convertible promissory notes (the "CVA Notes") by the Company for the principal sum of the individual unsecured creditors admitted claim. The principal amount of the CVA Notes will be paid in three equal installments: the first on the third anniversary of the issue date, the second on the fourth anniversary and the third on the fifth anniversary. Interest will accrue on the CVA Notes at a rate of 5% per annum and be payable annually by the Company, with the first interest payment due on the first year anniversary of the issue date. At any time after the Company's stock price closes at $1.25 for five consecutive trading days, the Company will have the option to automatically convert the outstanding balance and accrued and unpaid interest of the CVA Notes into shares of common stock at a conversion rate of one share of common stock per $1.00 owed.

The CVA was approved by Web 2 U Limited's creditors at a meeting of those creditors held in the United Kingdom on July 16, 2001. At the time of this filing, the preferential creditor and unsecured creditor claims are under review by the supervisor of the CVA.

         On August 20, 2001, Web 2 U Limited was discharged from the administration order and the officers and directors of the Company are in control of the operations of Web 2 U Limited.

Liquidity and Capital Resources

                  MSU has financed its operations primarily through private sales of unregistered equity and debt securities.

                  For the year ended June 30, 2001, cash used in operating activities of approximately $6,044,000 was mainly attributable to the Company's net operating loss for the year of $10,223,000. Cash flows used in investing activities of approximately $54,000 during such period related primarily to the acquisition of computer equipment.

                  Cash flows from financing activities of approximately $4,067,000 for the year ended June 30, 2001 were primarily attributable to an issue of new convertible bridge loan notes of $4.25 million and to the repayment, in cash, of $150,000 of convertible notes.

                  At June 30, 2001, the Company's principal source of liquidity was approximately $1,280,000 in cash and cash equivalents, which will be available to fund the development and production of the MSU/5 in the calendar fourth quarter of 2001. The Company will need additional funds for working capital in the calendar fourth quarter of 2001. The Company is currently in discussions with underwriters in Toronto, Canada regarding a private placement of approximately $5 million. The terms have yet to be finalized as of the filing of this report. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that it will be able to continue as a going concern.

Market Risk

                           We are exposed to market risk from changes in
interest rates that may adversely affect our results of operations and financial conditions. We seek to minimize the risks from these interest rate fluctuations through our regular operating and financing activities. Our policy is not to use financial instruments for trading or other speculative purposes. We are not currently a party to any financial instruments.

Goodwill and Intangible Assets

                  None


Forward-Looking Statements

                  This annual report contains forward-looking statements about the Company's business, products and projected operating results. When used in this annual report, the words

"anticipate", "believe", "estimate", "may", "should", "expect", "plan", "predict", "potential", "continue" or "intend", in addition to the negative of these terms or similar expressions, are generally intended to identify forward-looking statements. Stockholders and potential investors are cautioned that such statements are predictions. All such forward-looking statements involve risks and uncertainties, including, but not limited to, our history of significant operating losses which together with an inability to raise capital could impact on our ability to continue as a going concern; our limited sales history; the acceptance of our product by business and consumer end-users; rapid technological change; the pressures of a competitive industry; our ability to license technology; our ability to anticipate and respond to technological and market changes; our ability to cut costs and realize economies of scale and our dependency upon one third party manufacturer. In light of the significant uncertainties inherent to the forward looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objective and plans will be achieved in any specific time frame, if at all. The Company and management do not intend to update and do not undertake any obligation to update publicly any of the forward-looking statements contained herein.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The information required by this item is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  For information concerning this Item, see "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

                  Certain information as of September 12, 2001 with respect to the executive officers and directors of the Company is set forth below:

                   Name                       Age              Position

Jean Belanger..........................        47       Chairman and Director
D. Bruce Walter........................        58       President and Director
Patti J. Brown.........................        35       Vice President and
                                                        Chief Financial Officer
Pritesh M. Patel.......................        36       Vice President and
                                                        Chief Technology Officer
Raymond R. Dittrich....................        52       Vice President - Sales
                                                        and Market Development

Jeremy Miles Simpson...................        66       Director
Fred Kashkooli.........................        59       Director
Jeffery Nelson Green...................        57       Director
Stephen Walter Coles...................        43       Director

Jean Belanger was appointed Vice Chairman of MSU Corporation in January of 2001 and Chairman in June of 2001. Mr. Belanger has been with Reddline Ventures since November of 2000. From September 1999 to October of 2000, Mr. Belanger was Vice President of Business Development of Motorola, Inc.'s Semiconductor Products Sector. Mr. Belanger joined Motorola SPS in 1999 following Motorola's successful acquisition of Metrowerks, Inc. Mr. Belanger was Chairman of Metrowerks from 1991 to 1999 and CEO from 1996 to 1999. Prior to 1991, Mr. Belanger was President and CEO of Micro Temus, Inc., a mainframe software company. From 1986 to 1989, Mr. Belanger was Chairman and CEO of MontRoyal Capital Inc., a high tech start-up venture capital company, and prior to 1986, he was Vice President of Wood Gundy, Inc., an investment banking company. Mr. Belanger obtained a B. Comm. From the University of Ottawa and an M.SC. (Finance) from the London School of Economics.

D. Bruce Walter joined MSU as President and CEO in January of 2001. He was formerly President of CompuTrac, Inc., a Dallas-based software company. Prior to that he was Chairman and CEO of RadioMail Corporation in San Mateo, California, an internet communications company. His experience includes ten years with Grid Systems, a manufacturer of portable and handheld computers. Following the sale of Grid Systems to Tandy Corporation, Mr. Walter was a member of Tandy's executive management. Mr. Walter has also served as CEO of Coactive Computing Corporation in San Mateo, California and was with Xerox Corporation for twelve years. Mr. Walter is a graduate of Waynesburg College in Pennsylvania and attended the MBA program at Duguesne University.

Patti J. Brown joined MSU as Vice President and Chief Financial Officer of MSU in March of 2001. Prior to joining MSU, from January of 2000 to February of 2001, Ms. Brown was Vice President and CFO of e-talk Corporation, based in Irving, Texas, which was the leader in customer relationship management technology for Fortune 100 call centers. Prior to January of 2001, Ms. Brown held three senior management positions at Associates First Capital Corporation, based in Irving, Texas, and also held senior management positions with Tandem Computers, Incorporated of Cupertino, Ca., Deloitte & Touche, LLP, and Ernst & Young, LLP. Ms. Brown holds a Bachelors of Business Administration degree and a Masters of Professional Accounting degree, from The University of Texas at Austin. Ms. Brown is a Certified Public Accountant in the states of Texas and California, and a member of the AICPA and the Texas State Society of CPA's.

Pritesh M. Patel joined MSU as Vice President and Chief Technology Officer in February of 2001. Prior to joining the Company, he was the Engineering Manager of Advanced Technology Group, Atlanta, Georgia. His experience includes six years with Ratio Designlab where he was General Manager, Platform Products. While at RatioLabs, Mr. Patel designed and built the Simpliance Linket, an Internet access device. He has also held engineering positions at CompUSA, American Megatrends, Texas Controls and Micro Logic. Mr. Patel has more than 14 years experience in electronic design, manufacture and sales of technology hardware and software solutions. Mr. Patel holds a Bachelor of Applied Science from ITT Indianapolis, Indiana.

Raymond R. Dittrich has been Vice President Sales and Market Development of MSU since January of 2001. From June 1998 to January of 2001, he was Vice President, Business Development of Laser Tech Corporation. Mr. Dittrich was a member of the mergers and acquisition committee of Laser Tech. His experience includes Senior Vice President, Sales and Marketing at American Color; Executive Vice President at VMX, a leader in voice messaging; Vice President at Datapoint Corp a $300 million manufacturer of computers. Mr. Dittrich also held management positions at Phillips Information Systems and Xerox Corp. Mr. Dittrich is a graduate of Fordham University, New York in Marketing Management.

Jeremy Miles Simpson MA (Cantab) was appointed Deputy Chairman of MSU effective November 4, 1999 and transferred the Chairman's role to J Belanger at the Annual Shareholders' Meeting on June 15, 2001. Mr. Simpson, who is a freeman of the City of London, was executive chairman of Gordon Russell Plc., a UK publicly quoted company, from 1986 to 1989. Mr. Simpson has held a number of non-executive directorships with smaller growing and developing companies in the UK and Europe.

Fred Kashkooli has been an independent management consultant since 1991 and has over thirty years of experience in the areas of microprocessors, memory, logic, analog design, manufacturing, CAD design packaging, testing and marketing. From 1984 to 1991, Mr. Kashkooli was Senior Vice President of Research and Development at GE Intersil and was responsible for design, manufacturing and strategic marketing for analog and digital products. Additionally, Mr. Kashkooli was managing design centers in Singapore, New Jersey, North Carolina and Florida. From 1980 to 1984, Mr. Kashkooli was a director of the microprocessor and memory divisions of GE Intersil. Prior to this he worked ten years at Sygenetics, a corporation engaged in the manufacture of semiconductor chips. Mr. Kashkooli holds a BS in Electrical Engineering from California State University.

Jeffrey Nelson Green is Chairman and Chief Executive Officer of Paradigm Capital Inc., which is a Toronto, Ontario based investment company focused on the telecommunications, technology, industrial technology and niche brands areas. Formerly he was Chairman and managing partner of Gordon Capital Corporation, a major investment dealer in Canada until its purchase by HSBC Securities.

Stephen Walter Coles is an attorney and Director of the law firm of Brinkley Walser PLLC in North Carolina, specializing in corporate law. Mr. Coles has been with Brinkley Walser since 1981 and has been a partner with the firm since 1983.

Each director serves for a term of one year from election or until his successor is elected and qualified.


Committees of the Board

COMPENSATION COMMITTEE. The Compensation Committee is composed of Messrs. Simpson, Coles and Green. Its functions are to review our general compensation strategy; establish salaries and review benefits programs; review, approve, recommend and administer incentive and compensation plans; and approve certain employment agreements.

NOMINATING COMMITTEE. The Nominating Committee is composed of Messrs. Walter, Simpson and Green. Its functions are to solicit recommendations for candidates for the Board of Directors; develop and review background information for candidates; make recommendations to the Board of Directors regarding such candidates; and review and make recommendations to the Board of Directors concerning candidates for directors proposed by stockholders.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation earned during our last three fiscal years by our Chief Executive Officer and the Company's other executive officers receiving in excess of $100,000 in total annual compensation. Although compensation may have been paid in currencies other than U.S. dollars, all amounts set forth in the following table are stated in U.S. dollars.


                               ANNUAL COMPENSATION

                                                                                         Other Annual
                                                    Fiscal       Salary         Bonus    Compensation
Name and Principal Position                         Year         ($) (1)        ($)      ($)(2)
---------------------------                         ----         -------        ---      ------

Wynford Peter Holloway, CEO (3)...............      2000         181,500        --       40,972
 ..............................................      1999         195,300        --       38,604
Darren Huw Evans, CEO(4)......................      2001         81,416         --       20,007
 ..............................................      2000         95,242         --       4,727
D. Bruce Walter, CEO (5)......................      2001         120,000        --       --
 ..............................................      2000         --             --       --
 ..............................................      1999         --             --       --

---------------

     (1) All salaries and other annual compensation were paid by Web 2 U Limited, with the exception of the salary paid to D. Bruce Walter.

     (2) Represents personal benefits in addition to salary. Of Mr. Holloway's personal benefits, the 1999 amount represents $29,295 with respect to a car allowance and $9,309 with respect to contributions to a personal retirement plan; and the 2000 amount represents $27,225 with respect to a car allowance and $13,567 with respect to contributions to a personal retirement plan. Mr. Evans' personal benefits in 2000 represent a car allowance and in 2001 represent a car allowance of $5,428 and contributions to a personal retirement plan of $14,579.

     (3) Mr. Holloway resigned as Chief Executive Officer in November of 1999.

     (4) Mr. Evans served as Chief Executive Officer of Web 2 U Limited from November of 1999 to January of 2001.

     (5) Mr. Walter became President and Chief Executive Officer in January of 2001.



Long Term Compensation

                  Other than the employee stock options, which are described below, there were no long-term compensation awards or payouts in any of the fiscal years ended June 30, 2001, 2000, or 1999.

Employment Agreements

During the third fiscal quarter ended March 31, 2001, we entered into employment agreements with D. Bruce Walter, the new President and Chief Executive Officer, Raymond R. Dittrich, Vice President of Sales and Market Development, Patti J. Brown, Vice President of Finance and Chief Financial Officer, and Pritesh M. Patel, Vice President, Technology and Chief Technology Officer.

Effective January of 2001, we entered into an employment agreement with D. Bruce Walter to serve as our President and Chief Executive Officer at an annual base salary of $250,000. As part of the employment contract, Mr. Walter also received stock options to purchase 1,200,000 shares of common stock at an exercise price of $0.60 per share. Of these, options to purchase 600,000 shares vested upon execution of the agreement with the remainder vesting over an eighteen-month period. The options were re-priced to $0.25 per share in May of 2001. The options have a five-year term. Mr. Walter was granted additional options to purchase 300,000 shares at an exercise price of $0.25 per share in April of 2001. Of these, options to purchase 150,000 shares vested upon execution of the agreement with the remainder vesting over an eighteen-month period. These options have a five-year term.

Effective January 2001, we entered into an employment agreement with Raymond R. Dittrich to serve as our Vice President of Sales and Market Development at an annual base salary of $180,000. As part of the employment contract, Mr. Dittrich also received stock options to purchase 500,000 shares of common stock with an exercise price of $0.60 per share vesting over 36 months from the execution date of the agreement. These options were re-priced to $0.25 per share in May of 2001 and have a five-year term.

Effective February 2001, we entered into an employment agreement with Pritesh Patel to serve as our Vice President of Technology and Chief Technical Officer in consideration for an annual base salary of $150,000. As part of the employment contract, Mr. Patel received stock options to purchase 500,000 shares of common stock with an exercise price of $0.60 per share vesting over 36 months from the execution date of the agreement. These options were re-priced to $0.25 per share in May 2001 and have a five year term. The agreement also provided for reimbursement of relocation expenses incurred for Mr. Patel's relocation to Dallas, Texas.

Effective March 2001, we entered into an employment agreement with Patti Brown to serve as our Vice President of Finance and Chief Financial Officer at an annual base salary of $150,000. As part of the employment contract, Ms. Brown received stock options to purchase 500,000 shares of common stock with an exercise price of $0.60 per share vesting over 36 months from the execution date of the agreement. These options were re-priced to $0.25 per share in May 2001 and have a five year term.

Each of the agreements with Mr. Walter, Mr. Dittrich, Mr. Patel, and Ms. Brown contains a non-competition clause, restricting the employee from soliciting our customers and employees and from holding an interest in a competing firm during employment and for a specified period of years thereafter.

By correspondence dated August 6 and November 10, 1999, we entered into an employment agreement with Darran H. Evans to serve as our Chief Executive Officer of Web 2 U Limited at an annual base salary of approximately (pound)75,000, subject to annual increases within the discretion of the Board of Directors. As part of the employment contract, Mr. Evans also received stock options to purchase 300,000 shares of common stock at a price equal to the market value of the common stock at the date of the grant. In April 2001, Mr. Evans resigned as President and CEO of Web 2 U. Mr. Evans has since brought a claim in the High Court of England and Wales for a termination payment of (pound)100,000 which he alleges to be owed to him pursuant to the terms of certain correspondence, together with unpaid salary of approximately (pound)10,000 allegedly due to him. We are vigorously defending this claim.

Effective January 1997, we entered into an employment agreement with Richard H. Phillips to serve as our Financial Director at an annual base salary of (pound)60,000, subject to annual increases at the discretion of the Board of Directors. As part of the employment agreement, Mr. Phillips also received stock options to purchase 100,000 shares of common stock at a price equal to the market value of the common stock at the date of the grant. On March 1, 1998, the Board of Directors and Mr. Phillips agreed to reduce his time commitment to the Company, at a reduced annual salary of $30,000. In June of 2001, an agreement was reached with Mr. Phillips in connection with the completion of his term on the Board of Directors, which called for payment of $16,974 in salary through March 31, 2001, and payment of expenses through the issuance of 116,000 shares of common stock. Stock options in the amount 150,000 remained valid and held by Mr. Phillips as of March 31, 2001.


Compensation of Directors

Directors are reimbursed for all reasonable expenses in attending each Board Meeting.

Effective April 2001, we entered into an employment agreement with Jean Belanger to serve as our Chairman of the Board of Directors at an annual base salary of $200,000. As part of the employment agreement, Mr. Belanger received stock options to purchase 1,500,000 shares of common stock with an exercise price of $0.25 per share. Options to purchase 750,000 shares vested upon execution of the agreement with the remainder vesting over an eighteen-month period. The options have a five-year term. The agreement contains a non-competition clause, restricting Mr. Belanger from soliciting our customers and employees and from holding an interest in a competing firm.

In March of 2001, Mr. Holloway's term on the Board of Directors ended and a compromise agreement was reached which called for payment of (pound)30,000 and up to (pound)2,500 in legal expenses. In addition, as part of the settlement, we are in the process of finalizing with Mr. Holloway the grant of an option to acquire 1,500,000 shares of common stock at an exercise price of $1.00. Additionally, a consulting arrangement was reached with Mr. Holloway which required payment of (pound)45,000 and issuance of 120,000 shares of common stock upon execution of the agreement. Annual payments of (pound)71,200 are to be provided to Mr. Holloway during the term of the agreement which expires February 28, 2005. The agreement contains a non-competition clause restricting Mr. Holloway from soliciting our customers and employees and from holding an interest in a competing firm.

Jeremy Miles Simpson received annual compensation of $35,000 during his term as Chairman of the Board of Directors. In June 2001, Mr. Simpson completed his term as Chairman of the Board of Directors and a settlement agreement was reached which provided for the payment of $26,000 and the issuance of 40,000 shares of common stock compensation for this services as a director and Chairman for fiscal year 2001. Additionally, a settlement was reached with Mr. Simpson in connection with prior year director compensation owed by the Company by the issuance of 67,667 shares of common stock. Options to purchase 597,903 shares of common stock remained outstanding as of March 31, 2001.

In May of 2001, directors Jeremy Miles Simpson, Jeffrey Nelson Green, Stephen Walter Coles and Fred Kashkooli were each granted options to purchase 250,000 shares of our common stock at an exercise price of $0.25 per share, expiring May of 2006.


Stock Option Grant Table

The following table sets forth certain information concerning options granted to the named executive officers named in the "Annual Compensation" table during our fiscal year ended June 30, 2001:


                                               Percent of
                                                  total
                                                 options
                                 Number of     granted to                                          Potential realizable
                                 securities     employees                 Market                     value at assumed
                                 underlying      in the     Exercise     price on                  annual rates of stock
                                  options        fiscal     or base      date of     Expiration      appreciation for
            Name                  granted      period (1)   price (2)   grant (3)       date          option term (4)
            ----                  -------      ----------   ---------   ---------       ----          ---------------
                                                                                                      5%          10%
                                                                                                      --          ---

D. Bruce Walter,                 1,500,000        33.9%       $0.25       $0.25       02/01/06     $480,000    $600,000
President and CEO

     (1) The total number of options granted to our employees in the fiscal year ended June 30, 2001 was 4,425,000 at an average weighted exercise price of $0.25 per share. The Company granted stock options to purchase 2,500,000 shares of the Company's common stock at $0.25 per share to non-executive directors of the Company during fiscal 2001.

     (2) The exercise price per share of options granted reflects a re-pricing of the options on May 1, 2001 from $0.60 per share.

     (3) Market price on grant date is equal to the fair market value of the options on May 1, 2001, reflecting the date we re-priced the options.

     (4) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the assumption that our common stock will appreciate in value from the date of the grant to the end of the option term at annualized rates of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the common stock.

Stock Option Exercises and Holdings Table

The following table provides information concerning the values of unexercised options held by the named executive officers at June 30, 2001. No such officers exercised their options during the Company's fiscal year ended June 30, 2001.

June 30, 2001 Option Values

                                    Number of Unexercised Options at     Value of Unexercised In-the-Money Options at
                                    --------------------------------     --------------------------------------------
                                          Fiscal Year End (#)                          Fiscal Year End
Name                                Exercisable        Unexercisable         Exercisable           Unexercisable
----                                -----------        -------------         -----------           -------------
D. Bruce Walter,                      750,000             750,000              $412,500               $412,500
President and CEO
Wynford Holloway, former              470,000                 --                258,000                    --
President and CEO
Darren Evans, former President            --                  --                    --                     --
and CEO

We have a Compensation Committee made up of four members of the Board of Directors. During fiscal 2001, our directors and executive officers participated in deliberations at meetings of the Board of Directors concerning executive officer compensation.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The table below sets forth certain information concerning the beneficial ownership of our common stock as of September 12, 2001, by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                                     Amount and Nature of
                                                                                     Beneficial Ownership
                                                                            -----------------------------------------
                                        Address of Beneficial Owner                                           Percentage
Name of Beneficial Owner                Holding .5%                    Amount of Common Stock                     (%)
------------------------                -----------                    ----------------------                     ---

Wynford Peter Holloway...........       Elder House, 526-528 Elder
                                        Gate
                                        Central Milton Keynes
                                        MK9 1LR ENGLAND                       6,240,777  (1)(2) 3)                16.0
William Derek Snowdon............                                               667,277  (3)                       2.0
Jeremy Miles Simpson.............       C/0 MSU Devices Inc.                  1,846,948  (3)                       5.0
                                        2901 North Dallas Parkway
                                        Suite 460, Dallas Texas
                                        75093
Richard Horby Phillips...........                                               266,229  (3)                       0.1
Darran Huw Evans.................                                                 6,049 (3)(4)
Jeffrey Nelson Green.............                                               438,890  (4)                       1.0
Stephen Walter Coles.............                                               470,290  (3)(4)                    1.0
Fred Kashkooli...................                                               141,283  (3)                       0.4
                                        C/0 MSU Devices Inc.
                                        2901 North Dallas Parkway
                                        Suite 460, Dallas Texas
Jean Belanger....................       75093                                 2,831,733  (3)                       7.0
D. Bruce Walter..................                                             1,025,000  (3)                       3.0
Raymond R. Dittrich..............                                                97,222  (3)                       0.3
Patti J. Brown...................                                                76,389  (3)                       0.2
Pritesh M. Patel.................                                                97,222  (3)                       0.3
Peter Brian Weber and Vivian
George Bines as Trustees for            48 The Parade, Cardiff
The Holloway Settlement..........       CF2 3AB, ENGLAND                      1,962,444(2)(3)

                                        13750 US 281 North #660
Mark W McLaughlin................       San Antonio, Texas 78232              4,033,547
All directors and officers as a Group                                         7,024,977 (3)(4)                    18.2

* Less than one percent.

(1) Includes 4,170,777 shares held of record by Mr. Holloway and 1,962,444 shares owned by The Holloway Settlement. Pursuant to an unwritten agreement and understanding, Mr. Holloway has voting and dispositive power with respect to the shares held by The Holloway Settlement.

(2) The Holloway Settlement constituted by a Trust Deed dated May 24, 1994, of which Wynford Peter Holloway was the settlor, is in favor of all past, present and future employees of MSU Limited and MSU PLC and any subsequent companies and their spouses and children. No allocations under the Trust have been made. Under the Trust Deed and so long as Mr. Holloway is living, his consent, as settlor, is required for the appointment of beneficiaries and the appointment of new trustees. The trustees also have the authority to delegate powers to Mr. Holloway. Pursuant to an unwritten agreement and understanding, Mr. Holloway has voting and dispositive powers with respect to the shares held by the Settlement.


(3) For the purpose of the above table, a person or group of persons is deemed to have `beneficial ownership' of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of such persons has the rights to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. Accordingly, the above table includes the following shares issuable pursuant to options which are now exercisable, or are exercisable within 60 days hereof.

                        Name                             No. of Shares
                        ----                             -------------
               Jeremy Miles Simpson                           13,890
               Jeffrey Nelson Green                           13,890
               Fred Kashkooli                                 13,890
               Stephen Walter Coles                           13,890
               Jean Belanger                                  83,333
               D. Bruce Walter                                83,333
               Raymond R. Dittrich                            27,778
               Patti J. Brown                                 27,778
               Pritesh M. Patel                               27,778

(4) Excludes the following shares issuable pursuant to options which are not currently exercisable or are not exercisable within 60 days.

                        Name                             No. of Shares
                        ----                             -------------
               Jeremy Miles Simpson                          361,120
               Jeffrey Nelson Green                          361,120
               Fred Kashkooli                                111,120
               Stephen Walter Coles                          111,120
               Jean Belanger                               3,068,086
               D. Bruce Walter                               483,325
               Raymond R. Dittrich                           402,778
               Patti J. Brown                                423,611
               Pritesh M. Patel                              402,778

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  For information regarding options to purchase common stock issued to directors and officers see "Executive Compensation".

                  Since April of 1999, the law firm of Hugh James Ford Simey, Solicitors, has regularly rendered legal services to us as counsel. W. D. Snowdon, one of our former directors and executive officers, is a partner of Hugh James Ford Simey, Solicitors. We paid approximately $33,000 in legal fees to Hugh James Ford Simey during fiscal year 2001.

                  Between September of 1994 and March of 1995, Mr. Phillips, one of our former directors and executive officers, provided consulting services to us for which we paid $16,974 in fiscal year 2001.

                   In December of 2000, we entered into an agreement with MGI, pursuant to which they agreed to act as our financial advisors. Our Chairman, Jean Belanger is one of the principals of MGI. In May of 2001 we agreed with MGI to terminate the financial advisory agreement with them in exchange for the issuance to MGI and certain of its principals an aggregate of 2,537,500 shares of common stock, of which 1,873,400 such shares were issued to Mr. Belanger.

                  In March of 2001, we entered into a consultant agreement with our former Chief Executive Officer, Wynford Holloway. Pursuant to the terms of the settlement we agreed to engage Mr. Holloway as a consultant until February 28, 2005 for an annual fee of (pound)71,200 and the issuance to Mr. Holloway of 120,000 shares of common stock. In addition as part of the settlement we are in the process of finalizing with Mr. Holloway the grant of an option to acquire 1,500,000 shares of common stock at an exercise price of $1.00. Mr. Holloway's option would expire on February 28, 2003.

                  On November 15,1999, we entered into a sales agency agreement with the Agents to promote and sell our products. In December of 2000, the Agents agreed to terminate this agreement in exchange for the issuance to the Agents of 1,300,000 shares of common stock. Mark McLaughlin, one of our principal shareholders, is a principal stockholder and officer of the Agents.

                  In June of 2001, we issued Jeremy Simpson 67,667 shares of common stock in payment of unpaid director's salary.

                  As of June 30, 2001, MSU has issued an aggregate principal amount of approximately $4,500,000 of 10% convertible promissory notes due one year from the date of issuance in a private placement. Jean Belanger, Jeremy Simpson and Jeffrey Nelson Green purchased promissory notes in the principal amount of $505,283 , $50,000 and $50,000, respectively. The notes are convertible into our common stock at the earlier of (i) our next equity round financing or (ii) the maturity date, at a conversion price of $0.20 per share, subject to adjustment in certain events.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
                  8-K.

              (a) 1.       Financial Statements

The following financial statements are filed as a part of this report:

                                                                                                        Page

         Report of Independent Public Accountants....................................................   F-1

         Consolidated Financial Statements:
              Balance Sheets as of June 30, 2001 and 2000............................................   F-2
              Statements of Operations for the years ended June 30, 2001, 2000, and 1999.............   F-3
              Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999....   F-4
              Statements of Cash Flows for the years ended June 20, 2001, 2000 and 1999..............   F-5
              Notes to Consolidated Financial Statements.............................................   F-6

                  2.       Financial Statement Schedules

Information with respect to this Item regarding the financial statement schedule is contained on page F-1 of this Annual Report on Form 10-K.

              (b) Reports on Form 8-K:

                  May 31, 2001 Item 5, Item 7.
                  August 7, 2001 Item 5.

              (c) 3.       Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number                               Exhibit Title
--------------                               -------------

2.01(1) Certificate of Ownership and Merger as filed in the Office of the Secretary of the State of Delware by MSU Corporation and MSU Acquisition Corporation on July 16, 2001.

2.01.1(1)                  Board Resolutions of MSU Corporation dated June 30,
                           2001.

2.02(1) Articles of Merger as filed with the Secretary of the State of Florida by MSU Corporation and MSU Acquisition Corporation on July 17, 2001.

2.02.1(1)                  Agreement and Plan of Merger by and between MSU
                           Corporation and MSU Acquisition Corporation dated as of June 30, 2001.

2.02.1.1(1)                Certificate of Incorporation of MSU Acquisition
                           Corporation filed with the Delaware Secretary of State on June 27, 2001.

2.02.1.2(1)                By-Laws of MSU Acquisition Corporation, as adopted
                           June 27, 2001.

3.01(1) Certificate of Incorporation of MSU Acquisition Corporation filed with the Delaware Secretary of State on June 27, 2001.

3.02(1)                    By-Laws of MSU Acquisition Corporation, as adopted
                           June 27, 2001.

10.01 Adaptation Services Agreement, dated August 21, 2001 (as amended), among BSQUARE Corporation, MSU Devices Inc. and Web 2 U Limited. (Confidential Treatment)

10.02 Product Manufacturing Agreement, dated August 21, 2001, between MSU Devices Inc. and Biostar Microtech Int'l Corporation. (Confidential Treatment)

10.03 Employment Agreement, dated April 1, 2001, between MSU Devices Inc. and Jean Belanger.

21.01(2)                   Subsidiaries of the registrant.

99.01(1)                   Press Release dated June 18, 2001.


----------
(1)      Incorporated by reference to the Form 8-K filed on August 7, 2001.

(2) Incorporated by reference in the exhibits to the Form 10-K for the fiscal year ended June 30, 1997, filed on September 25, 1997.



                                POWER OF ATTORNEY

                  The Registrant and each person whose signature appears below hereby appoint each of D. Bruce Walter and Jean Belanger as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 14, 2001

                                            MSU DEVICES INC.


                                            By:/s/ D. Bruce Walter
                                               ---------------------------------
                                               D. Bruce Walter
                                               President,
                                               Chief Executive Officer
                                               and Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  September 14, 2001


                                            By:/s/ D. Bruce Walter
                                               ---------------------------------
                                               D. Bruce Walter
                                               President,
                                               Chief Executive Officer
                                               and Director


/s/ Jean Belanger
------------------------------------
Jean Belanger
Chairman of the Board and Director                        ______________, 2001

/s/ Jeremy Miles Simpson
------------------------------------
Jeremy Miles Simpson
Director                                                  ______________, 2001

/s/ Fred Kashkooli
------------------------------------
Fred Kashkooli
Director                                                  ______________, 2001

/s/ Jeffery Nelson Green
------------------------------------
Jeffery Nelson Green
Director                                                  ______________, 2001

/s/ Stephen Walter Coles
------------------------------------
Stephen Walter Coles
Director                                                  ______________, 2001

/s/ Patti J. Brown
------------------------------------
Patti J. Brown
Chief Financial Officer                                   ______________, 2001
Chief Accounting Officer

                                MSU DEVICES, INC.
                           (FORMERLY MSU CORPORATION)
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended June 30, 2001, 2000 and 1999

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

   Consolidated Statements of Changes in Shareholders' Equity (Deficit)   F-4

   Consolidated Statements of Cash Flows                                  F-5

   Notes to Consolidated Financial Statements                             F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
MSU Devices, Inc.
(Formerly MSU Corporation)
Plano, Texas


We have audited the accompanying consolidated balance sheets of MSU Devices, Inc. (formerly MSU Corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Devices, Inc. (formerly MSU Corporation) and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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





Certified Public Accountants


Orlando, Florida
September 7, 2001

                                MSU DEVICES, INC.
                           (FORMERLY MSU CORPORATION)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2001 and 2000

                                     ASSETS




                      CONSOLIDATED STATEMENTS OF OPERATIONS


                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' DEFICIT


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


         The accompanying notes are an integral part of the consolidated financial statements.

                                    F-2 - F-5

                               MSU DEVICES, INC.
                          (Formerly MSU Corporation)
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            June 30, 2001 and 2000


                                    ASSETS
                                                                                             2001           2000
                                                                                         ------------   ------------

CURRENT ASSETS
   Cash and cash equivalents                                                             $  1,280,238   $  1,990,207
   Accounts receivable                                                                          3,513        345,363
   Inventory                                                                                     --        1,166,347
   Other receivables                                                                          265,000           --
   Prepaid expenses and other                                                                 218,795        468,143
                                                                                         ------------   ------------

                                                           TOTAL CURRENT ASSETS             1,767,546      3,970,060

EQUIPMENT, net of accumulated depreciation of $296,605
   and $225,645 in 2001 and 2000, respectively                                                137,129        155,884

INVESTMENTS                                                                                      --          218,981
                                                                                         ------------   ------------

                                                                   TOTAL ASSETS          $  1,904,675   $  4,344,925
                                                                                         ============   ============


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Convertible bridge loans                                                              $  3,894,670   $       --
   Convertible bridge loans - related party                                                   605,283           --
   Unamortized discount, net                                                               (1,598,840)          --
                                                                                         ------------   ------------
                                                                                            2,901,113           --
   Bank overdraft                                                                                --           18,835
   Current portion of long-term debt                                                          195,000        825,000
   Related-party advances payable                                                                --          125,140
   Accounts payable and accrued liabilities                                                 1,856,555      1,691,095
                                                                                         ------------   ------------

                                                      TOTAL CURRENT LIABILITIES             4,952,668      2,660,070

LONG-TERM DEBT                                                                                   --          505,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value; 120,000,000 shares authorized; 38,547,868 and
     29,051,202 shares issued and outstanding at June 30, 2001 and 2000,
     respectively                                                                             385,479        290,512
   Additional paid-in capital                                                              26,441,566     22,076,718
   Stock subscription receivable                                                                 --         (145,000)
   Accumulated other comprehensive income                                                   1,789,017        389,207
   Accumulated deficit                                                                    (31,664,055)   (21,431,582)
                                                                                         ------------   ------------

                                            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)           (3,047,993)     1,179,855
                                                                                         ------------   ------------

                                                          TOTAL LIABILITIES AND
                                                  SHAREHOLDERS' EQUITY (DEFICIT)         $  1,904,675   $  4,344,925
                                                                                         ============   ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                MSU DEVICES, INC.
                           (Formerly MSU Corporation)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          June 30, 2001, 2000 and 1999


                                                                                        2001           2000           1999
                                                                                    ------------   ------------   ------------

REVENUES                                                                            $  1,394,380   $    904,695   $     31,746

EXPENSES
   Cost of revenues                                                                    3,782,052        928,255         53,374
   Restructuring of UK operations                                                        288,965           --             --
   Selling, general and administrative                                                 5,542,498      2,190,296      1,543,740
   Research and development                                                            1,110,847      2,036,450      1,555,918
   Depreciation                                                                           70,960         83,267         74,082
   Interest expense                                                                      296,943        112,935        157,675
                                                                                    ------------   ------------   ------------


                                                 TOTAL EXPENSES                       11,092,265      5,351,203      3,384,789
                                                                                    ------------   ------------   ------------

                                                 OPERATING LOSS                       (9,697,885)    (4,446,508)    (3,353,043)

NON-OPERATING INCOME (EXPENSE)
   Interest income                                                                        76,292         37,998          4,693
   Amortization of discount on convertible notes                                        (228,406)      (441,251)    (3,670,000)
   Impairment loss on carrying value of  investments                                    (382,474)          --       (2,524,375)
   Conversion loss on issuance of common stock
      under market                                                                          --          (55,788)      (142,546)
                                                                                    ------------   ------------   ------------

                               TOTAL NON-OPERATING EXPENSE, NET                         (534,588)      (459,041)    (6,332,228)
                                                                                    ------------   ------------   ------------

                                                       NET LOSS                     $(10,232,473)  $ (4,905,549)  $ (9,685,271)
                                                                                    ============   ============   ============

BASIC AND DILUTED LOSS
PER COMMON SHARE                                                                    $      (0.35)  $      (0.19)  $      (0.47)
                                                                                    ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                             29,083,000     25,793,000     20,550,000
                                                                                    ============   ============   ============


         The accompanying notes are an integral part of the consolidated financial statements.

                                MSU DEVICES, INC.
                           (Formerly MSU Corporation)
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN SHAREHOLDERS' EQUITY (DEFICIT)

                    Years Ended June 30, 2001, 2000 and 1999


                                                                        Common Stock
                                             Comprehensive             $0.01 Par Value              Additional           Stock
                                                Income        ---------------------------------       Paid-In         Subscription
                                                (Loss)             Shares          Amount             Capital          Receivable
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Balance - June 30, 1998                     $          --          16,590,237   $       165,902   $     5,287,790   $          --

Issuance of Common Shares                              --           8,774,025            87,740         8,797,946          (148,750)

Issuance of Options to Purchase
112,500 Shares of Common Stock                         --                --                --              98,438              --

Translation Adjustments                              98,774              --                --                --                --

Reclassification of Change in
Market Value of Investments
Available for Sale to Account for
Permanent Impairment                                696,500              --                --                --                --

Discount on Convertible Notes Issued                   --                --                --           3,670,000              --

Net Loss                                         (9,685,271)             --                --                --                --
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Comprehensive Loss                          $    (8,889,997)
                                            ===============

Balance - June 30, 1999                     $          --          25,364,262           253,642        17,854,174          (148,750)

Issuance of Common Shares                              --           3,686,940            36,870         3,781,293              --

Charge for Discount on
Convertible Notes Issued                               --                --                --             441,251              --

Collection of Stock Subscription
Receivable                                             --                --                --                --               3,750

Translation Adjustments                             443,880              --                --                --                --

Change in Market Value of
Investments Available for Sale                     (163,493)             --                --                --                --

Net Loss                                         (4,905,549)             --                --                --                --
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Comprehensive Loss                          $    (4,625,162)
                                            ===============

Balance - June 30, 2000                     $          --          29,051,202           290,512        22,076,718          (145,000)

Issuance of Common Shares                              --           9,148,166            91,482         2,118,255              --

Cancellation of Stock Subscription                     --            (145,000)           (1,450)         (143,550)          145,000

Issuance of 15% Penalty Shares                         --             493,500             4,935           231,945              --

Other                                                  --                --                --             (16,675)             --

Discount on Convertible Bridge Loan
Notes Issued                                           --                --                --           1,827,246              --

Issuance of Options to Contractors
and Repricing of Options                               --                --                --             347,627              --

Reclassification of Change in
Market Value of Investments
Available for Sale to Account for
Permanent Impairment                                163,493              --                --                --                --

Translation Adjustments                           1,236,317              --                --                --                --

Net Loss                                        (10,232,473)             --                --                --                --
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Comprehensive Loss                          $    (8,832,663)
                                            ===============

Balance - June 30, 2001                                            38,547,868   $       385,479   $    26,441,566   $          --
                                                              ===============   ===============   ===============   ===============

                                                                 Accumulated
                                                                   Other             Total
                                                               Comprehensive     Shareholders'
                                              Accumulated          Income           Equity
                                                Deficit            (Loss)          (Deficit)
                                            ---------------   ---------------   ---------------

Balance - June 30, 1998                     $    (6,840,762)         (686,454)       (2,073,524)

Issuance of Common Shares                              --                --           8,736,936

Issuance of Options to Purchase
112,500 Shares of Common Stock                         --                --              98,438

Translation Adjustments                                --              98,774            98,774

Reclassification of Change in
Market Value of Investments
Available for Sale to Account for
Permanent Impairment                                   --             696,500           696,500

Discount on Convertible Notes Issued                   --                --           3,670,000

Net Loss                                         (9,685,271)             --          (9,685,271)
                                            ---------------   ---------------   ---------------

Comprehensive Loss


Balance - June 30, 1999                         (16,526,033)          108,820         1,541,853

Issuance of Common Shares                              --                --           3,818,163

Charge for Discount on
Convertible Notes Issued                               --                --             441,251

Collection of Stock Subscription
Receivable                                             --                --               3,750

Translation Adjustments                                --             443,880           443,880

Change in Market Value of
Investments Available for Sale                         --            (163,493)         (163,493)

Net Loss                                         (4,905,549)             --          (4,905,549)
                                            ---------------   ---------------   ---------------

Comprehensive Loss


Balance - June 30, 2000                         (21,431,582)          389,207         1,179,855

Issuance of Common Shares                              --                --           2,209,737

Cancellation of Stock Subscription                     --                --                --

Issuance of 15% Penalty Shares                         --                --             236,880

Other                                                  --                --             (16,675)

Discount on Convertible Bridge Loan
Notes Issued                                           --                --           1,827,246

Issuance of Options to Contractors
and Repricing of Options                               --                --             347,627

Reclassification of Change in
Market Value of Investments
Available for Sale to Account for
Permanent Impairment                                   --             163,493           163,493

Translation Adjustments                                --           1,236,317         1,236,317

Net Loss                                        (10,232,473)             --         (10,232,473)
                                            ---------------   ---------------   ---------------

Comprehensive Loss


Balance - June 30, 2001                     $   (31,664,055)  $     1,789,017     $    (3,047,993)
                                            ===============   ===============     ===============

         The accompanying notes are an integral part of the consolidated financial statements.

                                MSU DEVICES, INC.
                           (Formerly MSU Corporation)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          June 30, 2001, 2000 and 1999

                                                                                        2001           2000           1999
                                                                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $(10,232,473)  $ (4,905,549)  $ (9,685,271)
     Adjustments to reconcile net loss to net
       cash used in operating activities
     Depreciation                                                                         70,960         83,267         74,082
     Amortization of discount on convertible notes
       and deferred costs                                                                228,406        441,251      3,670,000
     Impairment loss on carrying value of investments                                    382,474           --        2,524,375
     Non-cash expense related to grants of
       stock purchase options                                                            347,625           --           98,438
     Issuance of stock for services and settlements                                    1,158,202           --          172,213
     Issuance of stock for relief of interest                                            122,313         32,001        153,049
     Conversion loss on issuance of common stock under market                               --           55,788        142,546
     Non-cash revenue related to sale of license                                            --             --             --
     (Increase) decrease in accounts receivable, net                                     312,669       (362,016)          (566)
     (Increase) decrease in inventories                                                1,087,146     (1,184,650)       (40,749)
     (Increase) decrease in prepaid expenses and other                                   249,600       (306,923)       (87,737)
     Increase in accounts payable and accrued liabilities                                354,009        739,473        304,852
     Increase (decrease) in related-party
       accounts and advances payable                                                    (125,140)       (46,548)       163,000
                                                                                    ------------   ------------   ------------
                                                               TOTAL ADJUSTMENTS       4,188,264       (548,357)     7,173,503
                                                                                    ------------   ------------   ------------

                                           NET CASH USED IN OPERATING ACTIVITIES      (6,044,209)    (5,453,906)    (2,511,768)


CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of equipment, net                                                        (54,338)      (110,768)      (106,628)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (repayments of) borrowings under
     short-term credit facilities, net                                                   (17,556)        19,774           --
   Proceeds from issuance of convertible promissory notes                              3,629,670        900,000      4,175,000
   Repayment of convertible promissory notes                                            (150,000)          --         (326,939)
   Proceeds from issuance of note payable                                                   --             --           75,000
   Proceeds from issuance of convertible promissory
     notes to related party                                                              605,283           --           77,200
   Repayment of note to related party                                                       --          (20,291)       (18,250)
   Issuance of common stock                                                                 --        3,580,374      1,013,650
   Collection of subscription receivable                                                    --            3,750           --
                                                                                    ------------   ------------   ------------
                                       NET CASH PROVIDED BY FINANCING ACTIVITIES       4,067,397      4,483,607      4,995,661

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                1,321,181        466,770         61,199
                                                                                    ------------   ------------   ------------

                                                 NET INCREASE (DECREASE) IN CASH
                                                            AND CASH EQUIVALENTS        (709,969)      (614,297)     2,438,464

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         1,990,207      2,604,504        166,040
                                                                                    ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $  1,280,238   $  1,990,207   $  2,604,504
                                                                                    ============   ============   ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                MSU DEVICES, INC.
                           (Formerly MSU Corporation)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended June 30, 2001, 2000 and 1999



NOTE  1 -     ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS

              Organization and Basis of Presentation

              In October 1994, MSU Devices, Inc. (formerly MSU Corporation and formerly Capital Acquisition Company) ("MSU"/the "Company"), acquired, through the issuance of 9,422,222 shares of its common stock, the outstanding capital stock of MSU Public Limited Company ("MSU Plc."), a private company organized and originally based in the United Kingdom, which owns all of the capital stock of Web 2 U Limited, formerly MSU UK Limited (see Note 13).

              MSU has historically operated primarily through Web 2 U Limited, which has been principally engaged in the design and development of software computer chips and chipsets for use in high-volume consumer electronic products and in the sale of set-top-boxes that were used for Internet access. The activity of MSU's U.S. operations has not been significant since its inception; however, in January 2001, the Board of Directors reorganized the operations of the Company by hiring a new executive management team and relocating the principal offices from the United Kingdom to Plano, Texas, a suburb of Dallas. The new management team was charged with improving the technology of the Company's product and establishing a sales presence in the U.S. All development and sales of existing products were halted, and all resources were focused on the development of the fifth generation ("V5") of the Company's Internet Access Device (see Note 3).

              The consolidated financial statements include the accounts of MSU, MSU Plc., and Web 2 U Limited (collectively, the "Company"). All significant intercompany accounts have been eliminated in the consolidated financial statements.

              Significant Risks

              The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended June 30, 2001, 2000 and 1999, the Company generated net losses of approximately $10,232,000, $4,906,000 and $9,685,000, respectively, and expects to incur net losses in fiscal 2002 as it attempts to develop, upgrade and market its product and to develop its infrastructure to support operations. At June 30, 2001, the Company had an accumulated deficit of approximately $31,664,000 and a negative working capital ratio. Additionally, the Company has had recurring negative cash flows from operations and currently has no active customers (see Note
              11). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE  1 -     ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS
              (Continued)

              Significant Risks (Continued)

              Management's plans with regard to these matters include increased cash flows from operations through sales of its newly developed V5 proprietary Internet Access Device in respect of which commercial production has commenced, the issuance of additional shares of the Company's common stock or debt securities in exchange for proceeds, which may be used to provide the working capital needed to commercially exploit the Company's core technologies. The Company will have to expend significant amounts of cash on research and development in order to potentially produce revenues in the future, and it anticipates the initial source of such funds to be derived from the issuance of additional debt and/or equity securities. The issuance of any additional securities would further dilute the current ownership structure. The Company also intends to develop further its infrastructure and organization to support its enhanced operations as funds become available. However, there can be no assurance that management will be successful in the implementation of its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Cash Equivalents

              Cash equivalents include all highly liquid investments convertible into known amounts of cash with an original maturity, when purchased, of three months or less.

              Investments

              Investments consisted of publicly traded stock of a U.S.-based company. This stock was conveyed to the Company in partial payment of fees due under a licensing agreement dated May 6, 1998 (see
              Note 4). These investments were accounted for as available for sale securities. Consequently, the unrealized holding loss on these securities was reported as a separate component of shareholders' equity, unless a determination was made that the holding loss was other than temporary. If the holding loss was determined to be permanent, the loss was recognized in the year such a determination was made.

              Equipment

              Equipment is comprised of computer hardware and software and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, generally three to five years.

              Inventory

              Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is generally comprised of Internet Access Devices, which are available for sale, and their components. During the year ended June 30, 2001, the entire amount of inventory was expensed due to the obsolescence of version 2 and version 3 and due to the Company's decision to only market and sell the new V5 product in the future (see Note 3).

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Income Taxes

              The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 6).

              Revenue Recognition

              Revenues primarily consist of sales of Internet Access Devices and are recognized when the products are shipped to customers.

              Deferred Financing Costs

              The costs attributable to the issuance of certain convertible promissory notes, including discounts, are generally deferred and amortized over the term of the notes. The new 10% convertible notes mature from October 2001 through June 2002 (see Notes 9 and
              10).

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

              Net Loss Per Share

              During the fiscal year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which requires presentation of both basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. Earnings per share information for all periods have been restated to conform to the requirements of SFAS 128.

              Common share equivalents were not considered in the earnings per share calculation for 2001, 2000 and 1999 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings per share for 2001, 2000 and 1999 were calculated based on approximately 29,083,000, 25,793,000 and 20,550,000 weighted average common shares outstanding during the years, respectively.

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

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              Concentrations of Credit Risk and Fair Value of Financial Instruments

              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposited in financial institutions and receivables. The Company primarily maintains its cash in bank deposit accounts in the United States and the United Kingdom, which, at any time, may exceed federally insured limits, or may not be insured at all. The Company has not experienced any losses in such bank deposit accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

              Management believes that credit risk with respect to accounts receivable is mitigated by the creditworthiness of the customer.

              Financial instruments reflected in the Company's balance sheets at June 30, 2001 and 2000 include cash and cash equivalents, receivables, subscription receivable, notes payable, and other borrowings. The carrying amount of cash and cash equivalents, receivables, subscription receivable, notes payable and other short-term borrowings approximates fair value because of the short maturity of those instruments. Because of the circumstances and the nature of the Company's relationship with its creditors, it was not practical to estimate the fair value of long-term notes payable.

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

              Reclassifications

              Certain reclassifications were made to the 2000 and 1999 financial statements to conform to the 2001 presentation.


NOTE  3 -     RESTRUCTURING OF WEB 2 U

              A restructuring charge of approximately $289,000 was recorded during fiscal 2001 for the restructuring of the Company's UK operations, which is comprised of involuntary termination benefits and legal fees associated with the restructuring. In addition to the restructuring charges, inventory, which was comprised of Version 2 and Version 3 Internet Access Devices, in the amount of approximately $1.9 million was expensed and included in cost of revenues due to obsolescence and due to the Company's determination to focus all sales efforts on the Company's new V5 product.

NOTE  3 -     RESTRUCTURING OF WEB 2 U (Continued)

              A winding up petition was filed against Web 2 U Limited, pursuant to the Insolvency Act of 1986, on April 3, 2001 by Eurodis HB Electronics Limited in the High Court of Justice in the United Kingdom. A notice of support by another creditor was filed in April 2001. Web 2 U Limited voluntarily petitioned the High Court in London for an administration order in order to settle its current outstanding liabilities with all creditors on an equitable basis. The order was granted on May 15, 2001 (see Note 13).


NOTE  4 -     LICENSING AGREEMENT

              On May 6, 1998, the Company entered into a licensing agreement with American Interactive Media, Inc. ("AIM"), whereby the Company granted to AIM a worldwide, non-exclusive license in respect of the MSU proprietary intellectual property relating to the Internet Access Device. The consideration for the license was $1,150,000 in cash and 560,000 restricted shares of common stock in AIM, of which 60,000 shares were issued directly to Capital Bay Securities and Daybreak Fund LLC in settlement of certain short-term funding received by the Company of $314,985, together with accrued interest and other fees owing to Capital Bay Securities and Daybreak Fund LLC. In fiscal 1999, the trading value of the Company's investment in AIM declined significantly. The Company determined the loss to be permanent and, accordingly, recognized an impairment loss on the carrying value of investments of approximately $2,500,000 in the accompanying financial statements.

              During the year ended June 30, 2001, trading of AIM's shares was halted; consequently, the Company recorded an impairment loss on the remaining investment in AIM of approximately $219,000, along with approximately $163,000 of unrealized loss in the AIM investment.


NOTE  5 -     RELATED-PARTY TRANSACTIONS

              The Company has received services from law firms in which a former director of the Company was employed. Amounts charged to operations for these legal services during the years ended June 30, 2001, 2000 and 1999, approximated $33,000, $80,000, and
              $115,000, respectively.

              In the fiscal year ended June 30, 2000, the Company had received services from a marketing joint venture corporation, one member of which is an entity primarily owned by a significant shareholder of the Company. Expenses related to these services incurred in the fiscal years ended June 30, 2001 and 2000, were approximately $202,000 and $138,000, respectively. In December 2000, the relationship between the Company and the marketing joint venture corporation was terminated, and the Company agreed to satisfy the outstanding liability of $340,000 through the payment of $15,000 cash and the issuance of 1.3 million shares of stock at $0.25 per share. As of June 30, 2001, a payable in the amount $15,000 to the marketing joint venture had not been paid.

              Three directors of the Company were issued 10% convertible bridge loan notes (see Note 9) totaling approximately $605,000 during the year ended June 30, 2001. These notes carry a one-year term and are convertible to one share of common stock per $0.20 loaned to the Company.

              In May 2001, 1,873,400 shares of the Company's common stock valued at approximately $375,000 were issued to a director of the Company as part of a payment for fees and the termination of an agreement with an investment banking firm, that the director was a member of, that performed services for the Company.

              Amounts due under related party notes, advances and payables as of June 30, 2001 and 2000, amounted to approximately $605,000 and $125,000, respectively. The June 30, 2001 balance consists of approximately $605,000 of convertible bridge loan notes held by three directors (see Note 9). The June 30, 2000 balance consists of $125,000 due to directors for unpaid salaries.

              In June 2001, a director of the Company was issued 67,667 shares of common stock and a former director of the Company was issued 116,000 shares of common stock in payment of unpaid director's salary. The former director was also paid approximately $17,000 in cash for consulting services performed for Web 2 U.


NOTE  6 -     INCOME TAXES

              As of June 30, 2001, 2000 and 1999, the Company had a U.S. net operating loss carryforward of approximately $5.9 million, $2.7 million and $2.5 million, respectively, available to offset future taxable income. The net operating loss carryforward expires through the year 2021. Under U.S. federal tax laws, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

              Deferred tax assets resulting from the Company's U.S. income tax loss carryforwards were approximately $2.2 million, $1.1 million and $1 million at June 30, 2001, 2000 and 1999, respectively. The Company has established a valuation allowance to fully offset all U.S. deferred tax assets and carryforwards, as their future realization is uncertain.

              As of June 30, 2001, 2000 and 1999, the Company's subsidiaries had a United Kingdom net operating loss carryforward of approximately $15.5 million, $14.5 million and $7.2 million, respectively. Under United Kingdom tax laws, operating losses carry forward indefinitely.

              Deferred tax assets resulting from the Company's United Kingdom income tax loss carryforwards were approximately $4.7 million, $4.3 million and $2.1 million at June 30, 2001, 2000 and 1999, respectively. The Company has established a valuation allowance to fully offset all foreign deferred tax assets and carryforwards, as their future realization is uncertain.

NOTE  7 -     SHAREHOLDERS' EQUITY

              During the year ended June 30, 1999, the Company issued, in private transactions, an aggregate of 8,774,025 shares of unregistered common stock in exchange for net consideration of approximately $8,737,000. Approximately $1,021,000 was received in cash for the issuance of 2,027,500 shares of common stock at the time of the transactions. Stock subscriptions receivable in the amount of approximately $149,000 relate to the issuance of 150,000 shares of common stock. Common stock representing 1,923,607 shares was issued to various parties for settlement of approximately $1,782,000 of certain advances, notes and settlements payable. Accrued interest payable approximating $153,000 was relieved through the issuance of 207,500 shares of common stock. Convertible notes payable in the amount of approximately $5,638,000 were converted into 4,465,418 shares of common stock during the year ended June 30, 1999. Conversion cost of securities issued below market during the fiscal year ended June 30, 1999, approximated $143,000, of which approximately $40,000 was as a result of related-party transactions, and was recorded as additional paid-in capital in the accompanying statement of changes in shareholders' equity (deficit).

              During the year ended June 30, 2000, the Company issued, in private transactions, an aggregate of 3,686,940 shares of unregistered common stock in exchange for net consideration of approximately $3,818,000. Approximately $3,440,000 was received in cash for the issuance of 3,393,250 shares of common stock at the time of the transactions. Accrued interest payable approximating $32,000 was relieved through the issuance of 16,190 shares of common stock. Convertible notes payable in the amount of approximately $150,000 were converted into 75,000 shares of common stock and stock options representing 202,500 shares of stock were exercised for an aggregate exercise price of approximately $141,000 during the year ended June 30, 2000. Conversion cost of securities issued below market during the fiscal year ended June 30, 2000, approximated $55,000, substantially all of which was as a result of related-party transactions, and was recorded as additional paid-in capital in the accompanying statement of changes in shareholders' equity (deficit).

              During the year ended June 30, 2001, the Company issued, in private transactions, an aggregate of 9,641,666 shares of unregistered common stock. 3,940,000 shares were issued as a result of the conversion of $985,000 of notes payable. Approximately 369,000 shares were issued to relieve approximately $122,000 in accrued interest on those notes. Approximately, 4,839,000 shares were issued to creditors, primarily of Web 2 U, and former directors and employees to satisfy approximately $1.1 million in payables to these parties. 493,500 shares were issued as a penalty to the Company resulting from the Company's failure to complete an S-1 registration of shares of common stock issued for cash during the year ended June 30, 2000. As a result of the Company's failure to complete the registration of the shares within 180 days of issuance, the Company was penalized an amount of shares equal to 15% of the total number of shares issued. In addition, a stock subscription receivable in the amount of $145,000 was cancelled, along with 145,000 shares of common stock (see Note 8).

              In June 2001, at the annual shareholder's meeting, the shareholders of the Company approved a resolution to increase the number of authorized shares of common stock from 50,000,000 to 120,000,000.

NOTE  8 -     STOCK OPTIONS AND WARRANTS

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

              In February 1997, the Company entered into a "Placement Agent Agreement and a Bridging Loan Agreement," which provided for the issuance to the Company of a bridge loan of $600,000 in advance of the offering of approximately $2,000,000 of convertible notes (see
              Note 9). In accordance with these agreements, the Company issued warrants to the placement agent for 10,000 shares of the Company's common stock, exercisable from May 1997 to May 2000 at a price of $3.00 per share, subsequently amended to $0.75 per share (which have been exercised as of June 30, 2000), and to the bridge loan noteholders for 60,000 shares of the Company's common stock exercisable at $3.00 per share through February 2002.

              In July 1997, the Company granted options to nine of its employees to acquire an aggregate of 50,000 shares of the Company's common stock at an exercise price of $3.56 per share. The option terms are as follows: options relating to 25,000 shares were exercisable on June 30, 1998; options relating to 25,000 shares were exercisable on June 30, 1999. Since the grant date to June 30, 2001, options underlying 45,000 shares were canceled. The remaining options expire in June 2002.

              Pursuant to an employment agreement, in August 1997 and May 1998, the Company granted options to a director to acquire an aggregate of 600,000 shares of the Company's common stock at exercise prices, as follows: 300,000 options exercisable at $2.25 per share and 300,000 options exercisable at $0.65 per share. Options relating to 250,000 shares of common stock have expired due to the director's termination of employment. The remaining options are exercisable, as follows: options relating to 200,000 shares are exercisable in equal amounts in August 1998 and 1999, and options relating to the remaining 150,000 shares became exercisable in May 1998, which were exercised in the fiscal year ended June 30, 2000. The remaining options expired three years after their date of issuance.

              In February 1998, the Company granted options to a director to acquire an aggregate of 321,646 shares of the Company's common stock at exercise prices ranging from $1.75 to $0.65. These options were immediately exercisable and expire in February 2003.

              In August 1998, options to purchase 145,000 shares of the Company's common stock were granted to an investment broker as consideration to extend the due date for the payment of interest on certain convertible promissory notes. These options were exercised at an exercise price of $1.00 per share upon which a stock subscription receivable was taken. The stock subscription was cancelled, along with the 145,000 shares, during the year ended June 30, 2001.

              In September 1998, the Company granted options to three directors to acquire an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.65. The options are exercisable in equal amounts in September 1998 and 1999 and expire in September 2003. Options relating to 300,000 shares were canceled in the fiscal year ended June 30, 2000.

NOTE  8 -     STOCK OPTIONS AND WARRANTS (Continued)

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

              In connection with the issuance of collateralized, convertible promissory notes (see Note 10) in the fiscal year ended June 30, 1999, two directors of the Company offered as security for the loan an aggregate of 3,250,000 shares of the Company's common stock owned by the directors. As consideration for pledging the collateral for the notes, the directors were granted options to purchase an aggregate of 1,125,000 shares of common stock at an exercise price of $0.50 per share. These options were immediately exercisable and were canceled in the fiscal year ended June 30, 2000.

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

              Pursuant to an employment agreement, in August 1999, the Company granted options to a director to acquire an aggregate of 301,000 shares of the Company's common stock at an exercise price of $3.38 per share. All of these options were cancelled as of June 30, 2001 due to the termination of the director's relationship with the Company.

              In August 1999, the Company issued options to a consultant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share. These options were immediately exercisable and expire in February 2004.

              In connection with a November 1999 sales agency agreement, the Company issued warrants to the parties involved to purchase 100,000 shares of common stock at $3.00 per share. These warrants were immediately exercisable and expire in November 2004.

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

NOTE  8 -     STOCK OPTIONS AND WARRANTS (Continued)

              In connection with a licensing agreement signed by the Company in January 2000, the Company issued a warrant, which is exercisable through January 15, 2001, to purchase 3.5% of the then outstanding shares (calculated on a fully diluted basis) of the Company's common stock at an exercise price of $2.55. This agreement was terminated in May 2001, and the warrant was cancelled.

              In connection with the private placement of 750,000 shares of its common stock in January and February 2000, the Company issued warrants, which were exercisable immediately, to purchase 300,000 shares of the Company's common stock for consideration of $900,000. These warrants expire in May 2001.

              In March and April 2000, the Company granted options to a director to acquire an aggregate of 107,900 shares of the Company's common stock at an exercise price of $3.00. These options were immediately exercisable and expire with respect to 80,000 shares in May 2001 and 27,900 in December 2001. 80,000 shares of this grant lapsed in May 2001 when they were not exercised.

              In connection with the private placement of 3,290,000 shares of its common stock in May and June 2000, the Company issued warrants, which were exercisable immediately, to purchase 3,290,000 shares of the Company's common stock for consideration of $9,870,000. These warrants expired in May 2001.

              In May 2001, four directors of the Company were granted options to acquire 1,000,000 shares of common stock at an exercise price of $0.25 per share. 500,000 of the options became exercisable immediately, and the remaining 500,000 options will become exercisable at rate of approximately 28,000 per month over the following 18 months. The options will expire in May 2006.

              In February 2001, an officer of the Company was granted options to acquire 1,200,000 shares of the Company's common stock at $0.60 per share. 600,000 shares became exercisable immediately, and the remaining 600,000 will become exercisable in equal monthly installments over the following 18 months. In May 2001, the options were re-priced to $0.25 per share resulting in the recognition by the Company of approximately $200,000 of stock compensation expense. The options will expire in February 2006.

              In April 2001, a director and an officer of the Company were granted options to purchase 1,800,000 shares of common stock. 900,000 shares became exercisable immediately, and the remaining 900,000 shares will become exercisable at a rate of 50,000 shares per month over the following 18 months. The options will expire in April 2006.

              Between February and March 2001, three employees of the Company were granted options to acquire 1,500,000 shares of the Company's common stock at $0.60 per share. The options vest and become exercisable monthly over 36 months from the grant date. In May 2001, the options were re-priced to $0.25 per share resulting in the recognition by the Company of approximately $25,000 in stock compensation expense. The options will expire between February and March 2006.

              In May 2001, employees of the Company were granted 1,425,000 options to purchase the Company's common stock at $0.25 per share. The options vest and become exercisable monthly over 36 months from the grant date. As of June 30, 2001, 550,000 options had been cancelled due to termination of employment.

NOTE  8 -     STOCK OPTIONS AND WARRANTS (Continued)

              Between May and June 2001, consultants were issued options to purchase 97,500 shares of common stock at $0.25 per share. The options became exercisable immediately and will expire between May and June 2006.

              In May 2001, 600,000 warrants, which were exercisable immediately, were issued to purchase shares of common stock at $0.60 per share as part of a settlement agreement with a firm that provided investment banking services to the Company. The warrants will expire in May 2004.

              Compensation expense recorded for stock options and warrants granted in the years ended June 30, 2001, 2000 and 1999, approximated $348,000, $-0-, and $98,000, respectively, and is included in selling, general and administrative expenses.

              Activity related to the Company's stock options and warrants during the years ended June 30, 1999, 2000 and 2001, was as follows:

                                                                        Outstanding Options and Warrants
                                                             -------------------------------------------------------
                                                                                             Weighted Average
                                                                 Number of Shares             Exercise Price
                                                             -------------------------- ----------------------------
              June 30, 1998                                            2,767,146                  $1.86
              Grants                                                   3,166,357                  $0.61
              Exercises                                                 (172,500)                 $0.96
              Cancellations                                             (316,500)                 $1.54
                                                             --------------------------

              June 30, 1999                                            5,444,503                  $1.18
              Grants                                                   6,351,320                  $2.85
              Exercises                                                 (202,500)                 $0.69
              Cancellations                                           (1,504,000)                 $0.59
                                                             --------------------------

              June 30, 2000                                           10,089,323                  $2.34
              Grants                                                   7,922,500                  $0.29
              Exercises                                                     --                       --
              Cancellations                                           (6,542,420)                 $2.69
                                                             --------------------------

              June 30, 2001                                           11,469,403                  $0.72
                                                             ==========================

              Options exercisable at June 30, 2001                     6,980,861                  $1.01
                                                             ========================== ============================

NOTE  8 -     STOCK OPTIONS AND WARRANTS (Continued)

              The range of exercise prices for stock options and warrants outstanding at June 30, 2001, was $0.25 to $5.00. The following table summarizes information about stock options and warrants outstanding at June 30, 2001:

                                                                 Outstanding Options and Warrants
                                               ----------------------------------------------------------------------
                                                                             Weighted
                                                                              Average
                                                       Number                 Average
                                                         of                 Contractual          Weighted Average
              Range of Exercise Prices                 Shares             Life (in years)         Exercise Price
              -------------------------------  ----------------------- ---------------------- -----------------------
              $0.25 to $2.99                         10,914,003                 3.7                    $0.60
              $3.00 to $5.00                            555,400                 1.2                    $3.13
                                               -----------------------
                                                     11,469,403                 3.6                    $0.72
                                               =======================

                                                                 Exercisable Options and Warrants
                                               ----------------------------------------------------------------------
                                                                                                 Weighted Average
              Range of Exercise Prices                                   Number of Shares         Exercise Price
              -------------------------------                          ---------------------- -----------------------
              $0.25 to $2.99                                                   6,425,461               $0.83
              $3.00 to $5.00                                                     555,400               $3.13
                                                                       ----------------------
                                                                               6,980,861               $1.01
                                                                       ======================

              SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provisions of SFAS 123. Accordingly, if options or warrants are granted to employees and certain directors for services with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. The fair value of the options granted during the fiscal years ended June 30, 2001, 2000 and 1999 reported below, has been estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2001                2000                 1999
                                                       -----------------    ----------------    -----------------

                 Expected life (in years)                     5                    5                   5
                 Risk-free interest rate                      7%                 8.0%                 7.5%
                 Volatility                                  132%                128%                 131%
                 Dividend yield                              0.0%                0.0%                 0.0%

              The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models may not necessarily provide a reliable single measure of the fair value of its options.

NOTE  8 -     STOCK OPTIONS AND WARRANTS (Continued)

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is approximately as follows:

                                                           2001                2000                 1999
                                                     -----------------    ----------------    ------------------

                Pro forma net loss                   $   (11,390,530)     $    (6,892,658)    $   (11,259,000)
                Pro forma loss per share                 $(0.39)              $(0.27)              $(0.55)

              The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.


NOTE  9 -     SHORT-TERM BORROWINGS

              The Company has borrowed funds from time to time for working capital under various credit facilities with its principal bank. These borrowings have generally provided for interest on outstanding amounts at a rate of 3% above the financial institution's prime rate. All such borrowings, including bank overdrafts, are subject to the bank's discretion and are collateralized by a floating debenture on substantially all of the assets of the Company and are payable on demand. At June 30, 2001, there were no overdraft borrowings outstanding under this arrangement.

              During the year ended June 30, 2001, the Company issued approximately $4.5 million of 10% convertible bridge loan notes, of which approximately $605,000 was issued to related parties. The notes were issued from October 2000 until June 30, 2001 and mature one year from the issue date. Interest will accrue until the maturity date, at which time, if the note has not been converted, it will be paid to the noteholder, along with the outstanding principal balance. The notes are convertible into shares of common stock at the rate of one share of common stock for each $0.20 of principal and accrued interest converted. The noteholders may convert at the earlier of the closing of a qualified financing by the Company or the repayment date. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes. Since the conversion price of these notes was below the market price of the Company's common stock at the date of issuance, a discount relating to this beneficial conversion feature of approximately $1,827,000 was recorded in the year ended June 30, 2001, of which approximately $228,000 had been amortized as of June 30, 2001.


NOTE 10 -     LONG-TERM DEBT

              In December 1998, the Company issued $175,000 of 8% convertible promissory notes (the "8% Notes"). Interest was prepaid on the 8% Notes through December 2001, with an issuance of approximately 58,000 shares of the Company's common stock. The 8% Notes are collateralized by certain assets of the Company and two directors of the Company, mature in December 2001, and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the 8% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $156,000. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes.

              In January 1999, the Company issued $330,000 of 6% convertible promissory notes (the "6% Notes"). Interest was prepaid on the 6% Notes through December 2001, with an issuance of approximately 80,000 shares of the Company's common stock. The 6% Notes are collateralized by certain assets of the Company and two directors of the Company, mature in December 2001, and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the 6% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $307,000. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes. During January 2001, the Company offered the noteholders the opportunity to convert their notes at a rate of $0.25 per share. This offer was good until May 24, 2001, and it resulted in the conversion of $310,000 of 6% notes to common stock during the year ended June 30, 2001.

              In May 1999, the Company issued $3,670,000 of 10% convertible promissory notes (the "May 1999 10% Notes"). Interest was payable on these notes quarterly. The May 1999 10% Notes were collateralized by certain assets of the Company and two directors of the Company and, in June 1999, were converted into shares of the Company's common stock at a rate of one share of common stock for each $2.00 of the May 1999 10% Notes principal converted. Proceeds received by the Company from the issuance of the May 1999 10% Notes, net of offering costs, approximated $3,376,000 in cash and $160,000 in forgiveness of non-convertible promissory notes. Since the conversion price of these notes was below the market price of the Company's stock at the date of issuance, a discount relating to this beneficial conversion feature in the amount of $3,670,000 was recorded in the year ended June 30, 1999. Due to the conversion of the May 1999 10% Notes, this discount was fully amortized as of June 30, 1999.

              The Company executed notes payable with three individuals in March 1999 for consideration of $235,000. Two of these notes were subsequently paid by the issuance of $160,000 of new 10% convertible notes to the respective noteholders. The note related to the remaining principal balance of $75,000 outstanding at June 30, 2000, is unsecured and was due at June 30, 2000. During January 2001, the Company offered the holders of the $75,000 note the opportunity to convert the note at a rate of $0.25 per share. This offer was good until May 24, 2001, and it resulted in the conversion of the $75,000 note, plus accrued interest, to common stock during the year ended June 30, 2001.

              In 1999, the Company received loans in the amount of approximately $40,000 from the Trust (see Note 11). The loans are unsecured, bear no interest, and were repaid in the fiscal year ended June 30, 2000.

              In January and February 2000, the Company issued $750,000 of 10% convertible promissory notes (the "new 10% Notes"). Interest is payable on these notes semi-annually. The new 10% Notes are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the new 10% Notes principal converted. Proceeds received by the Company from the issuance of the new 10% Notes, net of offering costs, approximated $704,000. Since the conversion price of these notes was below the market price of the Company's stock at the date of issuance, a discount relating to this beneficial conversion feature in the amount of approximately $291,000 was recorded in the year ended June 30, 2000. Due to the automatic conversion feature of the new 10% Notes, this discount was fully amortized upon issuance of the notes and appears in the accompanying fiscal 2000 statement of operations. During January 2001, the Company offered the noteholders the opportunity to convert their notes at a rate of $0.25 per share. This offer was good until May 24, 2001, and it resulted in the conversion of all of the new 10% notes, plus accrued interest, to common stock during the year ended June 30, 2001.

              Long-term debt consists of the following at June 30, 2001 and 2000:

                                                                                        2001               2000
                                                                                   ---------------    ---------------

              Convertible 10% promissory notes, interest payable semi-annually, maturing December 31, 2000, collateral-ized by assets of the
              Company, convertible into shares of the Company's common stock at
              a rate of one share for each dollar of note principal converted      $          --      $      750,000

              Convertible 8% promissory notes, interest payable quarterly, maturing December 2001, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of one share for each $3.00 of note principal converted
                                                                                          175,000            175,000

              Convertible 6% promissory notes, interest payable quarterly, maturing December 2001, collateralized by assets of the Company, convertible into shares of the Company's common stock at a rate of one share for each $3.00 of note principal converted
                                                                                           20,000            330,000

              Unsecured, noninterest-bearing notes payable, no specified date
              for repayment                                                                   --              75,000
                                                                                   ---------------    ---------------
                                                                                          195,000          1,330,000
              Less current portion                                                       (195,000)          (825,000)
                                                                                   ---------------    ---------------

                      Total long-term debt                                         $          --      $      505,000
                                                                                   ===============    ===============

              Maturities on long-term debt obligations are as follows:

                              Year Ending
                                June 30,                                             Principal
                           -------------------                                     --------------

                                  2002                                             $    195,000

              Cash paid for interest was approximately $-0-, $47,000 and $-0-during the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 11 -     COMMITMENTS AND CONTINGENCIES

              Leases

              The Company leases office space at its headquarter outside of Dallas, Texas, and in the UK at Milton Keynes. The operating lease for the U.S. headquarters was entered into in February 2001 and will expire in February 2003. The UK office is currently leasing space on a month-to-month basis under an operating lease that terminated in March 2001. In the UK, the Company had also leased office and laboratory space at another location under an operating lease that expired in December 2000. Future minimum rental payments and service charges required under the leases at June 30, 2001, are approximately $60,000 and $40,000 for the fiscal years 2002 and 2003, respectively.

              For the years ended June 30, 2001, 2000 and 1999, rent expense totaled approximately $109,000, $192,000 and $115,000, respectively.

              Pension Plan

              Web 2 U has a pension plan for the benefit of its Web 2 U employees. The plan requires an employee contribution of 2.5% of the employee's salary to participate and fixes the employer contribution at 6.5% of the salary for all participating employees. For each of the years ended June 30, 2001, 2000 and 1999, Web 2 U made contributions of approximately $47,000, $65,000 and $54,000 to the plan, respectively.

              Employment Agreements

              The Company has entered into employment agreements with certain officers of the Company. Some employment agreements also provide for severance in the event the individual is terminated.

              Contracts

              During the fiscal year ended June 30, 2000, the Company entered into a sales agency agreement with a joint venture corporation (the "Agent"), one member of which is an entity primarily owned by a significant shareholder of the Company, to promote and sell the Company's products. Under the agreement, the Company had agreed to pay the Agent a fee of $25,000 per month plus a commission per unit of product sold. The Company, as additional consideration, had issued warrants to purchase 100,000 shares of the Company's common stock for an exercise price of $3.00 and had also agreed to issue additional warrants based upon the sales of the Company's products. This agreement was terminated in December 2000, and the Company agreed to satisfy the outstanding payable amount through the payment of $15,000 in cash and the issuance of 1,300,000 shares of common stock valued at $325,000.

              In January 2000, Web 2 U signed a licensing agreement with an Indian joint venture company to manufacture and sell Web 2 U's products in India, Bangladesh, Nepal, and Sri Lanka. Under this agreement, Web 2 U would receive a license fee per unit of product produced and would sell components used in the manufacture to the joint venture company. As part of this agreement, the Company and the joint venture company had received options to purchase shares in the other, in the amount of 3.5% of the outstanding capital stock of each company, at the time of exercise. In May 2001, this agreement was automatically cancelled, under the terms of the contract, when Web 2 U was placed in administration.

              In June 2000, the Company entered into a contract manufacturing agreement with a UK company, which provides for the manufacture of the Company's products. As part of the agreement, the Company had been required to issue a standby letter of credit to the UK company in the amount of $1,500,000, which was to expire in May 2002. The standby letter of credit was collateralized by a $1,500,000 cash deposit of the Company. This agreement and letter of credit were terminated in April 2001.

              In March 2001, the Company signed a consulting agreement with a former officer/director of the Company, whereby, in exchange for consulting services, the Company would pay approximately 6,000 British Pounds per month for four years. Based upon exchange rates as of June 30, 2001, this equates to approximately $8,500 per month. The Company also issued to the consultant 120,000 shares of the Company's common stock.

              In April 2001, the Company signed an agreement with a consultant to provide software development services to the Company. Under the contract, the consultant will be paid $12,500 per month for five months. At the end of the contract, the Company will pay the consultant $10,000. In addition, the consultant will be granted 12,500 options to purchase the Company's common stock per month during the term of agreement.

              In June 2001, the Company signed a product design and development agreement with a contract manufacturer having a term of one year. Under the agreement, the Company makes fixed payments to the manufacturer for services related to the design and development of the Company's V5 product.

              Concentrations

              The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues for the years ended June 30, 2001, 2000 and 1999 were generated from a small number of customers. Management does not expect to generate future sales from these customers.

              The Company presently has only one supplier manufacturing Internet Access Devices. Should the supplier cease production, the Company could be adversely affected.

              The Company's revenue, by geographical region, during the years ended June 30, 2001, 2000 and 1999, were approximately as follows:

                               Location                      2001                2000                1999
                    -------------------------------     ---------------      -------------       -------------

                    Europe                              $       618,000      $     343,000       $       2,000
                    Asia                                        610,000            562,000              17,000
                    North America                               166,000               --                13,000
                                                        ---------------      -------------       -------------

                                                        $     1,394,000      $     905,000       $      32,000
                                                        ===============      =============       =============

              Trust

              As of June 30, 2001 and 2000, 1,962,444 and 2,724,444 shares of the Company's common stock were held by a trust (the "Trust"). The Settlor is the previous chairman of the Company and the beneficiaries are substantially all of the employees of the Company, including the Settlor. During the years ended June 30, 2001 and 2000, the Company made no contributions to the Trust.

              Other

              In December 1997, the Company received a complaint demanding approximately $113,000 for unpaid public relations and consulting services. The Company filed an answer to the lawsuit stating that the Plaintiff failed to fulfill its contractual obligations and, accordingly, the Company believed that it was not liable for the claim. In January 1999, this matter was settled by the Company agreeing to issue to the complainant 55,000 shares of the Company's common stock, resulting in settlement expense of approximately $96,000.

              In May 2001, a former CEO of the Company brought a claim against the Company in the amount of (pound)110,000 for unpaid wages and a termination payment. Based upon exchange rates at June 30, 2001, the claim represents an amount of approximately $156,000. The Company is actively contesting this claim. Management has established a reserve that is reflected in the financial statements for this claim that Management deems is appropriate. However, due to the uncertainty of the outcome of the claim, management will continue to evaluate the appropriateness of the reserve.

              In May 2001, 2,537,500 shares of the Company's common stock were issued to an investment banking firm, of which a director of the Company was a member (see Note 5), as payment for services performed by the firm during the year ended June 30, 2001 for the Company. In addition, 600,000 warrants to purchase the Company's common stock were issued (see Note 8) and a payable related to unreimbursed travel expenses was recorded in the amount of approximately $28,000. As of June 30, 2001, the payable was unpaid.


NOTE 12 -     REGISTRATION OF SHARES

              In August 2000, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933, for the purpose of registering approximately 9,339,000 shares of common stock, of which approximately 3,468,000 shares of common stock had been previously issued to certain existing shareholders of the Company. Approximately 464,000 shares underlie the conversion rights of certain convertible notes and approximately 5,406,000 shares are represented by stock options and warrants previously issued by the Company. In December 2000, the Company chose to withdraw the registration statement.


NOTE 13 -     SUBSEQUENT EVENTS

              A settlement was reached with Web 2 U's significant creditors in July 2001, in which the significant creditors will be issued 5% convertible promissory notes for amounts due to them with five-year terms, interest payable annually and with repayments of principal commencing after three years. The Company will have the right to convert the notes at $1.00 per share in the event that the Company's stock trades closes at or above $1.25 per share for five consecutive business days. Web 2 U successfully emerged from administration on August 20, 2001. Going forward, Web 2 U will be primarily a sales office for the Company with responsibilities for Europe, Africa and Asia.

              In July 2001, the Company changed its name from MSU Corporation to MSU Devices, Inc. and reincorporated in the State of Delaware. The Company was previously a Florida Corporation.

              In August 2001, the Company signed an agreement with a contract manufacturer to commercially manufacture the V5 device. The contract carries a term of one year, and the Company is committed to purchase a minimum number of units over the term of the contract.

              In August 2001, the Company signed an agreement with a contract software developer to purchase a minimum number of software licenses relating to the Company's V5 device. In addition, the contract software developer will assist the Company in the development of software on a project basis.