Form 10-Q
period 2001-09-30
MSU DEVICES INC
filed 2001-11-14
CIK 798952

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to___________________

         Commission File Number: 33-2822-A

                                MSU Devices Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                      22-2748288
(State or other jurisdiction of                    (I R S Employer I D No)
incorporation or organization)


            2901 North Dallas Parkway, Suite 460, Plano, Texas 75093
                    (Address of principal executive offices)

                                  972-473-6915
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

The number of shares of common stock of the Registrant outstanding as of September 30, 2001 was 39,047,868.

                                 Form 10-Q INDEX


PART 1 - FINANCIAL INFORMATION
                                                                       Page No.

Item 1   Condensed Consolidated Financial Statements
         Consolidated Balance Sheets as at September 30, 2001
               (unaudited) and June 30, 2001                               3
         Consolidated Statements of Operations (unaudited) for
               the three months ended September 30, 2001 and  2000         4
         Consolidated Statements of Cash Flows (unaudited) for
               the three months ended September 30, 2001 and 2000          5
         Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   8


PART 11 - OTHER INFORMATION                                               12

         Item 1  Legal Proceedings                                        12
         Item 2  Changes in Securities                                    12
         Item 5  Other Information                                        13
         Item 6  Exhibits and Reports on Form 8-K                         13

                         PART 1 - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Balance Sheets

                                                 September 30        June 30
                                                     2001              2001
                                                  (Unaudited)
                                                 ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                        $    377,169    $  1,280,238
Accounts receivable                                       118           3,513
Other receivables                                        --           265,000
Prepaid expenses and other                            227,384         218,795
                                                 ------------    ------------

   TOTAL CURRENT ASSETS                               604,671       1,767,546

EQUIPMENT, net of accumulated depreciation
of $310,008 and $296,605 at September 30, 2001
and June 30, 2001, respectively                       147,755         137,129
                                                 ------------    ------------

TOTAL ASSETS                                     $    752,426    $  1,904,675
                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Convertible bridge loans                         $  3,894,670    $  3,894,670
Convertible bridge loans - related party              605,283         605,283
Unamortized discount, net                          (1,142,029)     (1,598,840)
                                                 ------------    ------------
                                                    3,357,924       2,901,113

Current portion of long-term debt                      70,000         195,000
Accounts payable and accrued liabilities            2,471,518       1,856,555
                                                 ------------    ------------
TOTAL CURRENT LIABILITIES                           5,899,442       4,952,668

LONG TERM DEBT                                           --              --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'EQUITY/(DEFICIT)
Common stock, $0.01 par value;
120,000,000 shares authorized
39,047,868 and 38,547,868 shares
issued and outstanding as of
September 30, 2001 and
June 30, 2001, respectively                           390,479         385,479
Additional paid-in capital                         26,771,953      26,441,566
Accumulated other comprehensive income              1,760,442       1,789,017
Accumulated deficit                               (34,069,890)    (31,664,055)
                                                 ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                        (5,147,016)     (3,047,993)
                                                 ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $    752,426    $  1,904,675
                                                 ============    ============



            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Statements of Operations (Unaudited)


                                                   Three months ended
                                                      September 30

                                                      2001            2000
                                              ------------    ------------

REVENUES                                      $      2,652    $    821,179

EXPENSES
Cost of revenues                                    12,740         764,720
Selling, general and administrative              1,121,539         751,591
Research and development                           559,185         380,800
Depreciation                                        18,089          17,971
                                              ------------    ------------

TOTAL EXPENSES                                   1,711,553       1,915,082
                                              ------------    ------------
OPERATING LOSS                                  (1,708,901)     (1,093,903)
NON-OPERATING INCOME (EXPENSE)
Interest income                                      5,408           1,109
Interest expense                                   (90,843)        (34,478)
Debt conversion expense                           (154,687)           --
Amortization of debt discount                     (456,812)           --
                                              ------------    ------------
TOTAL NON-OPERATING
INCOME (EXPENSE)                                  (696,934)        (33,369)
                                              ------------    ------------
NET LOSS                                      $ (2,405,835)   $ (1,127,272)
                                              ============    ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                              $      (0.06)   $      (0.04)
                                              ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                     38,710,911      29,066,435
                                              ============    ============




            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Statements of Cash Flows (Unaudited)



                                                Three months ended September 30
                                                -------------------------------
                                                    2001             2000
                                                 -----------      -----------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                         $(2,405,835)     $(1,127,272)
Adjustments to reconcile net loss to net
      cash used in operating activities            1,295,056          482,975
                                                 -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES             (1,110,779)        (644,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment (net)                      (24,199)         (28,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible
        promissory notes                             265,000             --
Proceeds from short term borrowings                     --             96,260
                                                 -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            265,000           96,260

EFFECT OF EXCHANGE RATE CHANGES                      (33,091)         191,708
                                                 -----------      -----------

NET DECREASE IN CASH                                (903,069)        (384,402)
CASH AT BEGINNING OF PERIOD                        1,280,238        1,990,207
                                                 -----------      -----------

CASH AT END OF PERIOD                            $   377,169      $ 1,605,805
                                                 ===========      ===========


SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Conversion of Note Payable into Common Stock     $   125,000      $      --






            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Devices Inc. and its subsidiaries (collectively the "Company") as of September 30, 2001 and the results of its operations and its cash flows for the three months ended September 30, 2001 and 2000.

The consolidated financial statements include the accounts of MSU Devices Inc., MSU PLC, Web 2 U Limited and MSU Operations (US) Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with instructions to Form 10Q and interim reporting rules. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2002.

NOTE 2 - ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The company does not believe that the implementation of this standard will have any material effect on its financial position, results of operations or cash flows.

NOTE 3  - SHAREHOLDERS' DEFICIT

During the three months ended September 30, 2001, there was an increase in shareholders' deficit of approximately $2,100,000. Net loss for the three-month period was approximately $2,406,000. The cumulative translation adjustment decreased by approximately $29,000 due to the change in the foreign exchange rates. Common stock and additional paid-in capital increased by approximately $335,000 due to the conversion of $125,000 of 8% convertible notes into the Company's common stock at a rate of four shares to $1 owed. The stated conversion rate in the agreement was one share for each $3.00 owed. The conversion of the debt to equity has been accounted for as an induced conversion and, accordingly, $155,000 has been recorded as a cost of the transaction. In addition, approximately $56,000 of expense was recorded related to intrinsic value of stock options and stock options issued for services.

NOTE 4  - LOSS PER COMMON SHARE

The basic and diluted net losses per common share are computed based upon the weighted average of the shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and warrants or upon the conversion of convertible debt would be anti-dilutive.

NOTE 5 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to incur losses from operations that, to date, total approximately $34,070,000. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.


NOTE 6 - RESTRUCTURING OF WEB 2 U

A settlement was reached with Web 2 U's significant creditors in July 2001, in which the significant creditors will be issued 5% convertible promissory notes for amounts due to them with five-year terms, interest payable annually and with repayments of principal commencing after three years. The Company will have the right to convert the notes into common stock at $1.00 per share in the event that the Company's stock price closes at or above $1.25 per share for five consecutive business days. At the time of this filing, the preferential creditor and unsecured creditor claims have been paid in full and the amounts of the individual promissory notes are being finalized. On August 20, 2001, Web 2 U Limited was discharged from the administration order and remains an active international sales office of MSU Devices Inc.

In fiscal 2001, the Company restructured its UK operations and recorded charges of $289,000. Amounts settled in the three months ended September 30, 2001 against the charge were approximately $90,000.

NOTE 7 - SUBSEQUENT EVENTS

In October 2001, three investors who participated in the fiscal 2001 convertible bridge loan private placement requested early conversion of their Bridge Loan Notes in the principal amount of approximately $182,000 plus accrued interest. The total amount of shares issued pursuant to this conversion was approximately 961,000 unregistered securities.

As of November 12, 2001, the Company has issued an aggregate amount of $300,000 in Special Warrants pursuant to a private placement which began in October 2001, with Raymond James Ltd as the principal underwriter, without registration under the Act, as amended, in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder. The Special Warrants were sold only to accredited investors that represented to the Company their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Raymond James was paid an aggregate commission of $24,000 in connection with the sale of the Special Warrants. Each Special Warrant entitles the holder to acquire one share of common stock of the Company. In addition in the event that the Company fails to qualify the underlying shares under a prospectus in certain jurisdictions in Canada, each Special Warrant will entitle the holder to acquire 1.1 share of common stock of the Company. Jean Belanger and D. Bruce Walter and Donna S. Walter purchased Special Warrants.

NOTE 8 - OTHER INFORMATION

In August 2001, the Company signed an agreement with a manufacturer to commercially manufacture the Company's V5 device. The contract carries a term of one year, and the Company is committed to purchase a minimum number of units over the term of the contract for approximately $15,600,000.

In August 2001, the Company signed an agreement with a software developer to develop software on a project basis and integrate new and existing applications to the Company's V5 device. In addition, the Company has committed to pay the software developer a royalty per unit on a minimum number of software licenses. During the first quarter of fiscal 2002, the Company made a prepaid royalty payment of $110,000. The balance of the royalty commitment is due in minimum installments of $36,600 per month for twelve months.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business Operations

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THIS SECTION UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2001 AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

The Company is principally engaged in the design and development of affordable Internet access devices that enable consumer and business end-users to communicate simply and easily over the World Wide Web and by using e-mail via the Internet. The focus of the Company during this quarter was on the following:

         1.       A successful settlement with 100% of the creditors of Web 2 U
                  Limited.

         2. Changing the state of incorporation from Florida to Delaware and changing its name from MSU Corporation to MSU Devices Inc.

         3. Obtaining a manufacturer to commercially manufacture the V5 device.

         4. Obtaining a software developer to develop, adapt and integrate new and existing software for the V5 product on the Windows CE platform.

         5.       Establishing new distribution relationships worldwide.

In accordance with the restructuring of the UK operations, the Company has expended significant effort towards the settlement of obligations with creditors of Web 2 U Limited. On May 15, 2001, Web 2 U Limited filed a company voluntary arrangement ("CVA") pursuant to Part 1 of The Insolvency Act 1986. The CVA, described in detail below, was approved by the creditors of Web 2 U Limited at a meeting held in the United Kingdom in July 2001.

The arrangement approved by all creditors and submitted to the UK Courts is as follows:

         o Claims of preferential creditors (as defined under the UK Insolvency Act) would be discharged in full in priority to the claims of unsecured creditors;

         o After the claims of preferential creditors have been satisfied, unsecured creditors whose admitted claims are less than or equal to (Pound Sterling)2,500 would be paid in full; and

         o Unsecured creditors whose admitted claims are greater than (Pound Sterling)2,500 would be issued 5% convertible promissory notes (the "CVA Notes") by the Company for the principal sum of the individual unsecured creditors admitted claim. The principal amount of the CVA Notes will be paid in three equal installments: the first on the third anniversary of the issue date, the second on the fourth anniversary and the third on the fifth anniversary. At any time after the Company's stock price closes at $1.25 for five consecutive trading days, the Company will have the option to convert the outstanding balance and accrued and unpaid interest of the CVA Notes into shares of common stock at a conversion rate of one share of common stock per $1.00 owed.

At the time of this filing, the preferential creditor and unsecured creditor claims have been paid in full and the amounts of the individual promissory notes are being finalized. The promissory notes will be issued in the fourth calendar quarter of 2001. On August 20, 2001, Web 2 U Limited was discharged from the administration order and remains an active international sales office of MSU Devices Inc.

In August 2001, the Company signed an agreement with a manufacturer to commercially manufacture the V5 product in Asia. The agreement carries a term of one year, and the Company is committed to purchase a minimum number of units over the term of the contract. Likewise, the Company signed an agreement with a software developer to perform certain development and testing projects and purchase a minimum number of software licenses relating to the Company's V5 product.

On August 27, 2001, the Company announced its Version 5 ("V5") Internet access device. The product will be available in quantity in the fourth calendar quarter of 2001 under the MSU Devices brand name and also under the Company's private label program. The V5 product supports multiple levels of software programmability with Windows CE as the operating system.

During the three-month period ending September 30, 2001, there were no significant sales of V5 or prior versions. The Company was focused on establishing new relationships and developing worldwide distribution channels for the V5 device. As a result, a number of trial agreements were signed and approximately 25 samples of the product were distributed worldwide.

In addition, the Company continued its presence at industry trade shows in the United States, Canada and Europe. The V5 product was exhibited at the Automatic Meter Reading Association 2001 International Symposium in Quebec City, Canada in September 2001 by uData Net Corporation of Fort Worth, Texas. The Company exhibited the V5 product at the SMAU IT Trade Show in Milan, Italy in October 2001 and plans to attend Comdex in the Information Appliance Pavilion in November 2001.

In August 2001, the Company announced two trial agreements. Newhomesdirect.co.uk ("NHD") in Scotland, UK plans to field trial the V5 product to developers and customers in show homes in new housing estates. The V5 product will feature interactive websites, which offer builders and developers the latest in home technology. The Plano Independent School District ("PISD") of Plano, Texas will field trial the V5 product to allow students and staff members to access their desktops from home. PISD has developed a digital user interface, which allows the District's computer network to deliver personalized desktops to any student or staff member on any computer in the District.

In September 2001, the Company announced the signing of a sales and distribution agreement for the V5 product with CPS Broadcast Products ("CPS"), one of the leading developers in Holland of advanced analogue and digital set-top boxes. Under this agreement, CPS will become a strategic distribution partner and has agreed to purchase 10,000 V5 devices in the fourth calendar quarter of 2001.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain risks, uncertainties and other factors that currently impact or might impact business, operating results and/or financial condition of MSU Devices Inc. Anyone making an investment decision with respect to the Common Stock or other securities of the Company is cautioned to carefully consider these factors, along with the disclosures in the Form 10-K for the year ended June 30, 2001 and our other public filings with the Securities and Exchange Commission.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and may never achieve profitability. At September 30, 2001 there was an accumulated deficit of approximately $34,070,000. Additionally the Company has had recurring negative cash flows from operations. We expect to incur significant additional losses and continued negative cash flows from operations in fiscal 2002 and beyond and may never become profitable.

The Company expects that it is likely to incur net losses as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support anticipated operations, including anticipated product demand. As a result of these expected losses, the Company will need to raise additional capital. The Company cannot guarantee that it will be able to raise additional capital and the Company does not know what the terms of any such capital raising would be. The Company's inability to raise capital could require us to significantly curtail our operations.

The Company anticipates that it will have to continue to fund its operations through private sales of equity or debt securities to and/or borrowings from third parties through fiscal 2002, to the extent such sources of capital are available to the Company.

The markets for the Company's products have only recently begun to develop, are rapidly evolving and are highly competitive, with many competitors having greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no guarantee that the Company will be successful in addressing any of the foregoing risks and that it will be successful in implementing its strategy. The market for Internet access devices may never develop or may develop at a slower rate than we anticipate. In addition, the Company's success in marketing MSU as an Internet access device solution is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics companies, system and hardware manufacturers. The Company may not successfully meet any or all of these challenges. The Company's failure to meet one or more of these challenges could have a material adverse effect on our business and prospects.

Results of Operations

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000 follows:

Revenue. Revenues for the three months ended September 30, 2001 were approximately $2,600, a 99.6% decrease from the prior year period. Revenues for the three months ended September 30, 2000 were approximately $821,000. The lack of sales for the period ended September 30, 2001 was due to the restructuring of the business operations, which entailed the abandonment of the obsolete technology and the development of the V5 product, which was launched in August 2001.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2001 of approximately $12,000 represents storage costs associated with prior versions of the product. Efforts are under way to scrap the older product to eliminate future storage expenditures.

Research and Development. Research and development expenses generally consist of expenditures related to the Company's development of its hardware, software and prototype products. For the three months ended September 30, 2001 research and development expenses increased by approximately $178,000 from $380,000 in the corresponding period in 2000. The increased expenditures on research and development during the three months ended September 30, 2001 are related to the development, adaptation and integration of new and existing software for the V5 product on the Windows CE platform. The Company expects to expend considerable resources in research and development of the V5 Internet access device and associated software. Generally the fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable.

Selling, general and administrative. Selling, general and administrative and other expenses for the three months ended September 30, 2001 increased by approximately $370,000 from $751,000 in the same period of 2000. The increase in the three months ended September 30, 2001 is primarily due to the costs associated with the newly formed US operations, professional fees, and stock compensation. Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising and promotional costs which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms, the Company continues to develop a structured and professional sales and marketing framework to exploit its current and future products. Investment in this area is likely to increase during the next year.

Interest expense for the three months ended September 30, 2001 increased by approximately $56,000 from $34,000 in the corresponding period in 2000. Interest expense in the current period represents interest payable on promissory notes of approximately $4,500,000.

Liquidity and Capital Resources

Historically, the Company has financed its operations through private sales of unregistered equity and debt securities. During the three month period ended September 30, 2001 the Company did not receive short term funding other than the receipt of $265,000 of cash in July related to the issuance of convertible bridge loan notes during fiscal 2001 that was in transit as of June 30, 2001. On October 10, 2001, the Company engaged an investment banking firm to raise additional capital by way of a private placement in Canada and the United States. As of November 12, 2001, the Company received $300,000 pursuant to this offering.

For the three-month period ended September 30, 2001 cash used in operating activities was approximately $1,111,000. Cash flows used in investing activities of approximately $24,000 during such period related mainly to the acquisition of office and computer equipment and to tooling related to the production of the V5.

At September 30, 2001 the Company's principal source of liquidity was approximately $377,000 in cash and cash equivalents, which will be used to fund the operations in the fourth calendar quarter of 2001.

The Company believes that cash flows generated by operations through the remainder of fiscal 2002 will be insufficient to meet its cash needs for working capital and capital expenditures. The Company is actively pursuing additional capital to fund its operations through private sales of equity securities. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that it will be able to continue as a going concern.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In May 2001, a former CEO of the Company brought a claim against the Company in the amount of (Pound Sterling)110,000 for unpaid wages and a termination payment. Based upon exchange rates at September 30, 2001, the claim represents an amount of approximately $162,000. The Company is actively contesting this claim. Management has established a reserve that is reflected in the financial statements for this claim that Management deems appropriate. Due to the uncertainty of the outcome of the claim, Management will continue to evaluate the appropriateness of the reserve.

Item 2 - Changes in Securities

In July 2001, $25,000 of the 8% convertible promissory notes were purchased from the original subscribers and the conversion right was exercised in respect of these notes into 100,000 shares of common stock at a conversion price of $0.25 per share.

In September 2001, $100,000 of the 8% convertible promissory notes from the original subscribers were purchased by McLaughlin Group LLC. This entity exercised its right of conversion in respect of these notes into 400,000 shares of common stock at a conversion price of $0.25 per share.

Item 5 - Other information

In October 2001, three investors who participated in the fiscal 2001 convertible bridge loan private placement requested early conversion of their Bridge Loan Notes in the principal amount of approximately $182,000 plus accrued interest. The total amount of shares issued pursuant to this conversion was approximately 961,000 unregistered securities.

As of November 12, 2001, the Company has issued an aggregate amount of $300,000 in Special Warrants pursuant to a private placement which began in October 2001, with Raymond James Ltd as the principal placement agent, without registration under the Act, as amended, in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder. The Special Warrants were sold only to accredited investors that represented to the Company their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Raymond James was paid an aggregate commission of $24,000 in connection with the sale of the Special Warrants. Each Special Warrant entitles the holder to acquire one share of common stock of the Company. In addition in the event that the Company fails to qualify the underlying shares under a prospectus in certain jurisdictions in Canada, each Special Warrant will entitle the holder to acquire 1.1 share of common stock of the Company. Jean Belanger and D. Bruce Walter and Donna S. Walter purchased Special Warrants.


Item 6 -Exhibits and Reports on Form 8-K

(a)  Exhibits
            none

(b)  Reports on Form 8-K

            Form 8-K dated July 17, 2001, providing notification of the reincorporation of the Company into Delaware, Item 5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MSU DEVICES INC.
                                           (Registrant)
Date:    November 14, 2001

                                            /s/ P. J. Brown
                                           ----------------------------
                                           P. J. Brown
                                           Vice President Finance/CFO