Form 10-Q
period 2001-12-31
MSU DEVICES INC
filed 2002-02-14
CIK 798952

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        ------------       ----------------
         Commission File Number: 33-28622-A

                                MSU Devices Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                       22-2748288
(State or other jurisdiction of                (I.R.S. Employer ID No.)
incorporation or organization)


            2901 North Dallas Parkway, Suite 460, Plano, Texas 75093 (Address of principal executive offices, including zip code)

                                  972-473-7543
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

The number of shares of common stock of the Registrant outstanding as of December 31, 2001 was 52,274,797.

                                 Form 10-Q INDEX


PART 1 - FINANCIAL INFORMATION
                                                                       Page No.

Item 1  Condensed Consolidated Financial Statements                        3
        Consolidated Balance Sheets as at December 31, 2001
           (unaudited) and June 30, 2001                                   3
        Consolidated Statements of Operations (unaudited)
           for the three and six months ended
           December 31, 2001 and  2000                                     4
        Consolidated Statements of Cash Flows (unaudited)
           for the six months ended December 31, 2001 and 2000             5
        Notes to Unaudited Condensed Consolidated
           Financial Statements                                          6-9

Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-14


PART 11 - OTHER INFORMATION

        Item 1  Legal Proceedings                                         14
        Item 2 Changes in Securities and Use of Proceeds               14-17
        Item 3 Defaults upon Senior Securities                            17
        Item 4 Submission of Matters to a Vote of Security Holders        17
        Item 5 Other Information                                          17
        Item 6 Exhibits and Reports on Form 8-K                           17

                         PART 1 - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Balance Sheets

                                                                           December 31          June 30
                ASSETS                                                  2001 (Unaudited)        2001
                                                                          ------------         ------------

CURRENT ASSETS
   Cash and cash equivalents                                              $    281,716         $  1,280,238
   Accounts receivable                                                          31,537                3,513
   Other receivables                                                                --              265,000
   Prepaid expenses and other                                                  374,432              218,795
                                                                          ------------         ------------

         Total Current Assets                                                  687,685            1,767,546

EQUIPMENT, net of accumulated depreciation
   of $328,750 and $296,605 at
   December 31, 2001 and June 30, 2001, respectively                           169,012              137,129
                                                                          ------------         ------------

     Total Assets                                                         $    856,697         $  1,904,675
                                                                          ============         ============

       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   10% convertible bridge loans                                           $         --         $  3,894,670
   10% convertible bridge loans - related party                                     --              605,283
   Unamortized discount, net                                                        --           (1,598,840)
                                                                          ------------         ------------

                                                                                    --            2,901,113

   Current portion of long-term debt                                                --              195,000
   Accounts payable and accrued liabilities                                  1,148,347            1,856,555
                                                                          ------------         ------------

     Total Current Liabilities                                               1,148,347            4,952,668

LONG-TERM DEBT                                                                 852,478                   --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Common stock, $0.01 par value; 120,000,000 shares authorized
     52,274,797 and 38,547,868 shares issued and outstanding as of
     December 31, 2001 and June 30, 2001, respectively                         522,747              385,479
   Additional paid-in capital                                               29,152,946           26,441,566
   Special warrants                                                          3,235,035                   --
   Unearned compensation                                                       (93,500)                  --
   Accumulated other comprehensive income                                    1,774,741            1,789,017
   Accumulated deficit                                                     (35,736,097)         (31,664,055)
                                                                          ------------         ------------

     Total Shareholders' Deficit                                            (1,144,128)          (3,047,993)
                                                                          ------------         ------------

     Total Liabilities and Shareholders' Deficit                          $    856,697         $  1,904,675
                                                                          ============         ============


            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Statements of Operations (Unaudited)



                                                      Three months ended           Six months ended
                                                         December 31                  December 31
                                                ----------------------------    ----------------------------
                                                      2001          2000          2001           2000
                                                ------------    ------------    ------------    ------------
REVENUES                                        $     33,167    $    613,466    $     35,819    $  1,434,645

EXPENSES
   Cost of revenues                                   15,398         501,125          28,138       1,265,846
   Selling, general and administrative               299,791         636,044       1,421,331       1,387,635
   Research and development                          152,803         317,866         711,988         698,666
   Depreciation                                       18,438          19,339          36,527          37,310
                                                ------------    ------------    ------------    ------------
     Total Expenses                                  486,430       1,474,374       2,197,984       3,389,457
                                                ------------    ------------    ------------    ------------

     Operating Loss                                 (453,263)       (860,908)     (2,162,165)     (1,954,812)

NON-OPERATING INCOME (EXPENSE)
   Interest income                                       326          49,261           5,735          50,370
   Interest expense                                  (71,242)        (35,770)       (162,085)        (70,248)
   Debt conversion expense                              --              --          (154,687)           --
   Amortization of debt discount                  (1,142,029)           --        (1,598,840)           --
                                                ------------    ------------    ------------    ------------
     Total Non-Operating Income (Expense)         (1,212,945)         13,491      (1,909,877)        (19,878)
                                                ------------    ------------    ------------    ------------
NET LOSS                                        $ (1,666,208)   $   (847,417)   $ (4,072,042)   $ (1,974,690)
                                                ============    ============    ============    ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $      (0.04)   $      (0.03)   $      (0.10)   $      (0.07)
                                                ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                   41,704,391      29,066,435      40,207,651      29,070,243
                                                ============    ============    ============    ============

            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Statements of Cash Flows (Unaudited)




                                                                  Six months ended December 31
                                                                  ------------    ------------
                                                                       2001            2000
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                        $(4,072,042)   $(1,974,690)
   Adjustments to reconcile net loss to net
      cash used in operating activities                              1,888,797        637,046
                                                                   -----------    -----------

     Net Cash Used in Operating Activities                          (2,183,245)    (1,337,644)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of equipment (net)                                     (64,199)       (30,971)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible promissory notes              265,000           --
   Proceeds from issuance of special warrants                          374,077           --
   Proceeds from issuance of special warrants to related parties       653,332           --
   Repayment of notes payable                                          (25,000)          --
   Proceeds from advances                                                 --          690,000
   Proceeds from related party borrowings                                 --          140,424
                                                                   -----------    -----------

     Net Cash Provided by Financing Activities                       1,267,409        830,424
                                                                   -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                        (18,487)       118,649

NET DECREASE IN CASH                                                  (998,522)      (419,542)
CASH AT BEGINNING OF PERIOD                                          1,280,238      1,990,207
                                                                   -----------    -----------

CASH AT END OF PERIOD                                              $   281,716    $ 1,570,665
                                                                   ===========    ===========

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
   Conversion of Notes Payable into Common Stock
     and Special Warrants                                          $ 4,544,953    $      --


            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Devices Inc. and its subsidiaries (collectively the "Company") as of December 31, 2001, and the results of its operations for the three and six months ended December 31, 2001 and 2000, and its cash flows for the six months ended December 31, 2001 and 2000.

The consolidated financial statements include the accounts of MSU Devices Inc., MSU PLC, Web 2 U Limited and MSU Operations (US) Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with instructions to Form 10-Q and interim reporting rules. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2002.

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

NOTE 3  - SHAREHOLDERS' DEFICIT

During the six months ended December 31, 2001, there was an increase in shareholders' deficit of approximately $1.9 million. Net loss for the six-month period was approximately $4.1 million. Common stock and additional paid-in capital increased by approximately $2.8 million due to the conversion into the Company's common stock of approximately $2.4 million of 10% convertible bridge loan notes, plus interest of approximately $200,000, at a rate of five shares to $1 owed, $25,000 of 8% convertible notes payable at a rate of four shares to $1 owed, and $20,000 of 6% convertible notes payable at a rate of four shares to $1 owed.

During the quarter ended December 31, 2001, the Company sold special warrants covering 4,900,000 shares of the Company's common stock for $1.225 million cash. Additionally, 10% convertible bridge loans of approximately $2.1 million plus accrued interest of approximately $108,000 were converted into special warrants covering 11,038,130 shares of the Company's common stock. Special warrants covering 600,000 shares of the Company's common stock and a cash commission of approximately $82,000 were paid to McFarlane Gordon, Inc. as placement fees. The special warrants are convertible into common stock at no additional cost to the holder. Of the special warrants covering a total of 16,538,130 shares of the Company's common stock, 3,386,069 are held by officers and directors of the Company. The special warrants were issued without registration under the Securities Act of 1933, as amended ("the Act"), in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder, and Regulation S under the Act. The special warrants may be exercised at any time until 5:00 p.m., Toronto time, on the earlier of (a) the date which is five business days following the date on which the Company has been qualified under a prospectus in certain jurisdictions in Canada or (b) one year from the final closing of the sale of the special warrants. If the Company is not in compliance with the prospectus provisions, the holders of the special warrants are entitled to 10% additional warrants.

In October 2001, the Company issued 420,000 options to purchase the Company's common stock to an employee and former contractor. Upon the change in status to this employee, a new measurement date was established. The intrinsic value of the stock options on the measurement date of approximately $100,000 was recorded as unearned compensation and is being amortized using the straight-line method over the vesting period of the options.

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

NOTE 5 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to incur losses from operations that, to date, total approximately $36 million. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.


NOTE 6 - RESTRUCTURING OF WEB 2 U

A settlement was reached with Web 2 U Limited's significant creditors in July 2001, in which the significant creditors would be issued 5% convertible promissory notes of MSU (the "5% Notes") with five-year terms for amounts due to them, interest payable annually and with repayments of principal commencing after three years. The Company will have the right to convert the notes into common stock at $1.00 per share in the event that the Company's stock price closes at or above $1.25 per share for five consecutive business days. These notes, totaling approximately $852,000, were issued to Web 2 U Limited's significant creditors on December 31, 2001. Web 2 U Limited remains an active international sales office of MSU Devices Inc.

In fiscal 2001, the Company restructured its UK operations and recorded charges of $289,000. Amounts settled in the six months ended December 31, 2001 against the charge were negligible.

NOTE 7 - SUBSEQUENT EVENTS

In January 2002, the Company issued an additional $50,000 in Special Warrants to investors as part of the Company's continuing fund raising efforts through McFarlane Gordon, Inc. (See Note 3)

In January 2002, 2.25 million shares of the Company's common stock owned by two former directors of the Company and 500,000 shares of common stock of American Interactive Media, Inc. registered to the Company that were being held as collateral against the 6% and 8% convertible notes issued by the Company were released to the respective owners of the shares. The release of the shares held as collateral occurred as a result of the conversion or repayment by the Company of the entire amount of 6% and 8% convertible notes, which was completed in December 2001.

In February 2002, the Company issued approximately $638,000 in 10% convertible promissory notes ("10% Promissory Notes") to accredited investors which notes mature on July 31, 2002. Of that total, $500,000 was issued to a related party. The 10% Promissory Notes are secured by all of the assets of the Company including all intangible assets and intellectual property of the Company. The covenants of the 10% Promissory Notes require the Company to raise an additional $1.362 million within 105 days after the issuance of the initial 10% Promissory Notes. The additional funds must be received according to the following schedule: at least $362,500 within 45 days after the initial closing, at least an additional $500,000 within 75 days after the initial closing; and at least an additional $500,000 within 105 days after the initial closing. In the event the Company does not raise the funds as required under the aforementioned schedule, as well as funds to repay the 10% Promissory Notes at maturity, the Company will be in default, and the holders of the 10% Promissory Notes will be able to foreclose their security interest in all of the assets of the Company. The 10% Promissory Notes are convertible at anytime at the option of the investors into shares of common stock at a rate of 10 shares per $1 loaned, subject to adjustment in certain events. The Company has granted registration rights with respect to shares issuable upon conversion. If the company arranges $3.5 million in additional financing (beyond the $1.362 million required under the 10% Promissory Notes), the 10% Promissory Notes automatically convert into the instruments issued in such financing, on certain terms. The individuals and entities issued 10% Promissory Notes as of the filing date are as follows:


--------------------------------
Jean Belanger
--------------------------------
Don McFarlane
--------------------------------
Allan Day
--------------------------------
McFarlane Gordon, Inc.
--------------------------------
Oren Heffner
--------------------------------
Walter Coles
--------------------------------
Jay Young, Jr.
--------------------------------

NOTE 8 - OTHER INFORMATION


In December 2001, the Company paid $25,000 as repayment of an 8% convertible note, thus repaying the note in full.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business Operations

Forward Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, "may," "expect," "could," "plan," "seek," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.

These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securites Litigation Reform Act of 1995. These statements are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements"), are disclosed in this report on Form 10-Q.

In addition, a variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: market acceptance of existing and new products, difficulties in developing and marketing new products, competition from other products and technologies, access to capital, changes from anticipated levels of sales, and future national and international economic and competitive conditions.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

The Company is principally engaged in the design and development of affordable Internet access devices that enable consumer and business end-users to, simply and easily, use the Internet for communication, access to information and other applications typically associated with Internet access. The focus of the Company during this quarter was on the following:

         1. Begin production of its Version 5 Internet access device (described below).

         2.       Obtain additional working capital.

         3. Reduce the Company's debt position through the conversion of the outstanding convertible debentures.

         4. Complete the Company Voluntary Arrangement (described in the next paragraph below) through the issuance of promissory notes to Web 2 U Limited creditors as described in Note 6 - "Restructuring of Web 2 U".

         5. Obtain sales orders and establish new distribution and marketing relationships worldwide.

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

         o After the claims of preferential creditors have been satisfied, unsecured creditors whose admitted claims are less than or equal to (pound)2,500 would be paid in full; and

         o Unsecured creditors whose admitted claims are greater than (pound)2,500 would be issued 5% convertible promissory notes (the "5% Notes") by the Company for the principal sum of the individual unsecured creditors admitted claim. The principal amount of the 5% Notes will be paid in three equal installments: the first on the third anniversary of the issue date, the second on the fourth anniversary and the third on the fifth anniversary. At any time after the Company's stock price closes at $1.25 for five consecutive trading days, the Company will have the option to convert the outstanding balance and accrued and unpaid interest of the 5% Notes into shares of common stock at a conversion rate of one share of common stock per $1.00 owed.

On August 20, 2001, Web 2 U Limited was discharged from the administration order and remains an active international sales office of MSU Devices Inc. At the time of this filing, the preferential creditor and unsecured creditor claims have been paid in full and the total amount of the 5% Notes are approximately (pound)588,000 (approximately $852,000 as of December 31, 2001). The promissory notes were issued on December 31, 2001.

On August 27, 2001, the Company announced its Version 5 ("V5") Internet access device. The V5 product supports multiple levels of software programmability with Microsoft Windows CE(TM) as the operating system. The product was available in quantity in the fourth calendar quarter 2001 under the MSU Devices brand name and also under the Company's private label program. Production began in December 2001.

During the six-month period ending December 31, 2001, there were no significant sales of V5 or prior versions. The Company was focused on establishing new relationships and developing worldwide distribution channels for the V5 device. As a result, a number of trial agreements were signed and samples of the product were distributed worldwide.

In addition, the Company continued its presence at industry trade shows. The V5 product was exhibited in November 2001 at Comdex/Las Vegas in the Internet Appliance Pavilion.

In October 2001, the Company announced new distributors in Canada and the United States. MillenniumNet Inc. of Fairfax, Virginia will distribute the MSU V5 device in the federal government market in the United States, which includes the civilian and defense departments, as well as related government agencies, such as systems integrators and major suppliers. Two new distributors were announced who will serve the Canadian market. Packet Communications and InterSol Interactive Solutions will represent MSU Devices to a list of exclusive customers with whom they have business relationships.

In November 2001, the Company announced a marketing agreement with EarthLink, one of the world's largest Internet service providers. Under the terms of the agreement, MSU Devices and EarthLink will work together to offer a low-cost solution for consumer and business users interested in accessing the Internet and sending and receiving email. In 2002, MSU Devices will offer EarthLink's Internet access services on all shipments of its V5 device in the United States and Canada.

In December 2001, the Company completed a private placement of equity for gross proceeds of $1.225 million. Upon the completion of this financing and pursuant to an automatic conversion feature in the agreement, the Company converted $4.5 million of convertible debentures, pursuant to the terms of the agreement, into approximately 24 million shares of MSU common stock and special warrants.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain risks, uncertainties and other factors that currently impact or might impact business, operating results and financial condition of MSU Devices Inc. Anyone making an investment decision with respect to the common stock or other securities of the Company is cautioned to carefully consider these factors, along with the disclosures in the Form 10-K for the year ended June 30, 2001 and our other public filings with the Securities and Exchange Commission.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Our auditors qualified their report on our financial statements for the year ended June 30, 2001 as follows:
"The Company has suffered, and continues to suffer, significant losses from its operations, has an accumulated deficit, continues to have negative cash flow from operations and currently has a limited customer base. These factors, among others, raise substantial doubt about its ability to continue as a going concern." The Company has incurred losses since inception and may never achieve profitability. At December 31, 2001 there was an accumulated deficit of approximately $36 million. Additionally the Company has had recurring negative cash flows from operations. We expect to incur significant additional losses and continued negative cash flows from operations in fiscal 2002 and beyond and may never become profitable.

The Company expects that it is likely to incur net losses as it attempts to further develop, upgrade and market its products and to develop its infrastructure and organization to support anticipated operations, including anticipated product demand. As a result of these expected losses, the Company will need to raise additional capital to fund operations through fiscal 2002. No assurance can be given that additional capital will be available, or if available, on terms favorable to the Company. The Company's inability to raise capital could require us to significantly curtail our operations.

The markets for the Company's products have only recently begun to develop, are rapidly evolving and are highly competitive, with many competitors having greater resources than the Company. The Company and its prospects must be considered in light of the substantial risks, expenses and difficulties facing the Company. There can be no guarantee that the Company will be successful in addressing any of the foregoing risks and that it will be successful in implementing its strategy. The market for Internet access devices may never develop or may develop at a slower rate than we anticipate. In addition, the Company's success in marketing its Internet access device solution is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics companies, system and hardware manufacturers. The Company may not successfully meet any or all of these challenges. The Company's failure to meet one or more of these challenges could have a material adverse effect on our business and prospects.

Results of Operations

Comparison of the three and six months ended December 31, 2001 to the three and six months ended December 31, 2000 follows:

Revenue. Revenues for the three months and six months ended December 31, 2001 were approximately $33,000 and $36,000, respectively, a 95% and 98% decrease from the prior year period, respectively. Revenues for the three months and six months ended December 31, 2000 were approximately $613,000 and $1.4 million, respectively. The lack of sales for the three and six-month period ending December 31, 2001 was due to the restructuring of the business operations, which entailed the abandonment of the obsolete technology and the development of the V5 product, which went into production in December 2001.

Cost of Revenues. Cost of revenues for the three months and six months ended December 31, 2001 were approximately $15,000 and $28,000, respectively, and represent storage costs associated with prior versions of the product. Efforts are under way to scrap the older product to eliminate future storage expenditures.

Research and Development. Research and development expenses generally consist of expenditures related to the Company's development of its hardware and software. For the three months ended December 31, 2001, research and development expenses decreased by approximately $165,000 from $318,000 in the corresponding period in 2000. The decreased expenditures on research and development during the three months ended December 31, 2001 is a result of the completion of the development of the V5 device and the significant decrease in expenditures related to the software development for the V5 device.

For the six months ended December 31, 2001, research and development expenses increased by approximately $13,000 from $699,000 in the corresponding period in 2000. The increased expenditures on research and development during the six months ended December 31, 2001 relate to the development of the hardware configuration of the V5 product and the development, adaptation and integration of new and existing software for the V5 product on the Microsoft Windows CE(TM) platform. The Company expected to expend considerable resources in research and development of the V5 Internet access device and associated software. Generally the fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended December 31, 2001 decreased by approximately $336,000 from $636,000 in the same period of 2000. The decrease in the three months ended December 31, 2001 is primarily due to 1) lower personnel costs as a result of reduced headcount, 2) lower sales and marketing costs as result of reduced sales activity and 3) a credit of approximately $245,000 recorded for adjustments to the intrinsic value of variable stock options resulting from a decline in the market value of the Company's common stock. For the six months ended December 31, 2001, selling, general and administrative expenses increased by approximately $34,000 from $1.4 million in the same period of 2000. The increase is primarily due to costs associated with the newly formed US operations and professional fees, and offset, in part, by the net credit of $225,000 recorded for adjustments to the intrinsic value of variable stock options resulting from a decline in the market value of the Company's common stock. Selling, general and administrative expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising and promotional costs which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms, the Company continues to develop a structured and professional sales and marketing framework to market the current and future products. Investment in this area is likely to increase during the next year.

Interest expense. Interest expense for the three months and six months ended December 31, 2001 increased by approximately $35,000 and $92,000, respectively from approximately $36,000 and $70,000 in the corresponding periods in 2000.


Liquidity and Capital Resources

The Company's business plan is predicated principally upon the successful marketing of its V5 product. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2002 and that it will be required to raise additional capital.

Failure to obtain additional capital could cause delay or abandonment of our business plans. The Company anticipates that it will depend on outside sources of capital to fund operations losses for at least the next twelve months. Additional capital may also be required for a variety of other reasons, including unforeseen delays, unanticipated expenses, increased capital requirements, engineering design changes and other technology risks or other corporate purposes. These additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, or on terms acceptable or favorable to us. Failure to obtain additional funds could result in the delay or abandonment of our development and expansion plans, and we may be unable to fund our ongoing operations.

Historically, the Company has financed its operations through private sales of unregistered equity and debt securities. During the six-month period ended December 31, 2001, the Company received short term funding from the receipt of $265,000 of cash in July related to the issuance of 10% convertible bridge loan notes during fiscal 2001 that was in transit as of June 30, 2001. On October 10, 2001, the Company engaged Raymond James Ltd. to raise additional capital by way of a private placement in Canada and the United States. In December 2001, the Company terminated its engagement with Raymond James Ltd. and engaged McFarlane Gordon, Inc. to raise capital by way of a private placement in Canada and the United States. As of December 31, 2001, the Company received net proceeds of $1.03 million pursuant to these two offerings.

For the six-month period ended December 31, 2001 cash used in operating activities was approximately $2.2 million. Cash flows used in investing activities of approximately $64,000 during such period related mainly to the acquisition of tooling related to the production of the V5 device.

At December 31, 2001 the Company's principal source of liquidity was approximately $282,000 in cash and cash equivalents, which will be used to fund the operations in the third quarter of fiscal 2002.

The Company believes that cash flows generated by operations through the remainder of fiscal 2002 will be insufficient to meet its cash needs for working capital and capital expenditures. The Company is actively pursuing additional capital to fund its operations. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that it will be able to continue as a going concern.

In February 2002, the Company issued approximately $638,000 in 10% Promissory Notes secured by all of the Company's assets. Under the terms of the 10% Promissory Notes, the Company covenants to raise $1.362 million in additional financing within 105 days of the initial issuance of such notes. See Notes 7 - Subsequent Events, to the financial statements contained in this Report on Form 10-Q. No assurance can be given that the Company will successfully raise such additional financing, or that additional, if available, will be available on terms favorable to the Company. Failure to raise such additional financing could have a material adverse effect on the Company, including, without limitation, foreclosure on all of the Company's assets by the holders of the notes.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In May 2001, a former CEO of the Company brought a claim against the Company in the Cardiff Mercantile Court of the High Court of Justice, Queens Bench Division in the United Kingdom in the amount of (pound)110,000 for unpaid wages and a termination payment. Based upon exchange rates at December 31, 2001, the claim represents an amount of approximately $160,000. The Company is actively contesting this claim. Management has established a reserve that is reflected in the financial statements for this claim that management deems appropriate. Due to the uncertainty of the outcome of the claim, management will continue to evaluate the appropriateness of the reserve.

Item 2 - Changes in Securities

Conversions of 10% Convertible Bridge Loan Notes

Between October 1, 2000 and June 30, 2001, we issued $4.5 million aggregate principal amount of 10% convertible bridge loan notes (the "10% Bridge Loan Notes") at par due one year from the date of issuance in a private placement. The 10% Bridge Loan Notes are convertible into shares of common stock at a conversion rate of $0.20 per share.

In October 2001, three investors who participated in the private placement of the 10% Bridge Loan Notes requested early conversion of their 10% Bridge Loan Notes in the principal amount of approximately $182,000 plus accrued interest. In October 2001, we issued approximately 961,000 unregistered shares of common stock pursuant to these conversions.

In December 2001, twelve investors who participated in the private placement of the 10% Bridge Loan Notes requested early conversion of their 10% Bridge Loan Notes in the principal amount of approximately $913,000 plus accrued interest. In December 2001, we issued approximately 4.9 million unregistered shares of common stock pursuant to these conversions.

In December 2001, the remaining 10% Bridge Loan Notes were converted by the Company upon the closing of a qualified financing on December 21, 2001. Per the terms of the Purchase Agreement for the 10% Bridge Loan Notes, upon completion of a qualified financing, the Company had the option to convert the 10% Bridge Loan Notes into unregistered shares of the Company's common stock. Consequently, the Company converted 10% Bridge Loan Notes in the principal amount of approximately $3.4 million plus accrued interest into special warrants for Canadian holders of 10% Bridge Loan Notes and into shares of unregistered common stock for all other individuals or entities. The terms of the special warrants are described below in "Item 2 - Changes in Securities and Use of Proceeds -- Private Placement of Special Warrants." Pursuant to these conversions, the Company issued approximately 11 million special warrants and 7.2 million shares of common stock.

Conversions of 6% Convertible Notes

In December 2001, holders of convertible 6% notes exercised their conversion rights and converted principal in the amount of $20,000 into 80,000 unregistered shares of common stock at a conversion price of $0.25 per share.

Conversions of 8% Convertible Note

In December 2001, a convertible 8% note holder exercised his conversion rights and converted principal in the amount of $25,000 into 100,000 unregistered shares of common stock at a conversion price of $0.25 per share.

Repayment of 8% Convertible Note

In December 2001, the Company paid $25,000 as repayment of an 8% convertible note.

Private Placements of Special Warrants

On October 10, 2001, the Company engaged Raymond James Ltd. as the principal underwriter to raise capital by way of a private placement of special warrants in Canada and the United States. Under this private placement, the Company issued an aggregate amount of $300,000 in special warrants, without registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder. The special warrants were sold only to accredited investors that represented to the Company their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Raymond James was paid an aggregate commission of $16,000 in connection with the sale of these special warrants. Jean Belanger and D. Bruce Walter and Donna S. Walter purchased special warrants pursuant to this private placement.

Each special warrant entitles the holder to acquire one share of common stock of the Company. The special warrants may be exercised at any time until 5:00 p.m., Toronto time, on the earlier to occur of (a) the date which is five business days following the date on which the Company has been qualified under a prospectus in certain jurisdictions in Canada or (b) one year from the final closing of the sale of the special warrants.

In December 2001, the Company terminated its engagement with Raymond James Ltd. and engaged McFarlane Gordon, Inc. to raise capital through a private placement of the special warrants in Canada and the United States. As of December 31, 2001, the Company issued an aggregate amount of $1.225 million in special warrants pursuant to the private placements through Raymond James, Ltd. and McFarlane Gordon, Inc. without registration under the Act in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder, and Regulation S under the Act. McFarlane Gordon, Inc. was paid an aggregate commission of approximately $82,000 and was issued 600,000 special warrants. The special warrants were sold only to (a) accredited investors that represented to the Company their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and (b) certain non-U.S. persons in or outside the United States within the meaning of Regulation S under the Act.

Each Special Warrant entitles the holder to acquire one share of common stock of the Company. The following persons purchased special warrants under this private placement:


--------------------------------------------------
Jean Belanger
--------------------------------------------------
D. Bruce and Donna S. Walter
--------------------------------------------------
GWL Growth Equity Fund
--------------------------------------------------
Industrial Alliance Canadian Equity Fund
--------------------------------------------------
Julius Smith Young, Jr.
--------------------------------------------------
Jack Fler
--------------------------------------------------
Hobson Equities
--------------------------------------------------
London Life Growth Equity Fund
--------------------------------------------------
AGF Canadian Growth Equity Fund
--------------------------------------------------
IG AGF Canadian Diversified
--------------------------------------------------
Bruce Randle
--------------------------------------------------
Heffner Family Ltd.
--------------------------------------------------
765024 Ontario Limited
--------------------------------------------------
Clarica Alpine Growth Equity Fund
--------------------------------------------------

Issuance of 5% Convertible Promissory Notes

On December 31, 2001, the Company issued approximately (pound)588,000 (approximately $852,000 as of Dec. 31, 2001) of 5% Notes to Web 2 U's unsecured creditors. See Note 6 - "Restructuring of Web 2 U".

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other information

None

Item 6 -Exhibits and Reports on Form 8-K

       (a)  Exhibits

           Exhibit No.        Description
           -----------        -------------
              10.1            Avinash Palaniswamy employment agreement
                              dated October 1, 2001*


           --------------
           * Filed herewith.

       (b)  Reports on Form 8-K:

                On October 19, 2001, the Company filed a Current Report on Form 8-K (Item 4) to report the change in the Company's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MSU DEVICES INC.
                                             (Registrant)
Date:    February 14, 2002


                                             -------------------------------
                                             P. J. Brown
                                             Vice President Finance/CFO