Form 10-Q
period 2002-03-31
MSU DEVICES INC
filed 2002-05-15
CIK 798952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

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

The number of shares of common stock of the Registrant outstanding as of March 31, 2002 was 52,548,170.



                                 Form 10-Q INDEX


PART 1 - FINANCIAL INFORMATION
                                                                                                                  Page No.

Item 1           Condensed Consolidated Financial Statements                                                           3
                 Consolidated Balance Sheets as at March 31, 2002 (unaudited) and June 30, 2001                        3
                 Consolidated Statements of Operations (unaudited) for the three and nine months ended                 4
                        March 31, 2002 and 2001
                 Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31,                 5
                        2002 and 2001
                 Notes to Unaudited Condensed Consolidated Financial Statements                                      6-9

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations             10-23


PART 11 - OTHER INFORMATION

                     Item 1  Legal Proceedings                                                                        24
                     Item 2  Changes in Securities and Use of Proceeds                                             24-26
                     Item 3  Defaults upon Senior Securities                                                          26
                     Item 4  Submission of Matters to a Vote of Security Holders                                      26
                     Item 5  Other Information                                                                     27-28
                     Item 6  Exhibits and Reports on Form 8-K                                                         29


                         PART 1 - FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Balance Sheets

                                                                                    March 31                June 30
                                                                               2002 (Unaudited)              2001
                                                                               ----------------      ------------------
                                      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                      $  122,794         $     1,280,238
   Accounts receivable                                                                29,171                   3,513
   Inventory                                                                          18,616                       -
   Other receivables                                                                       -                 265,000
   Prepaid expenses and other                                                        476,849                 218,795
                                                                                 -----------          --------------

           Total Current Assets                                                      647,430               1,767,546

EQUIPMENT, net of accumulated depreciation of $375,479
   and $296,605 at March 31, 2002 and June 30, 2001, respectively                    108,673                 137,129
                                                                                 -----------          --------------
      Total Assets                                                              $    756,103         $     1,904,675
                                                                                 ===========          ==============
                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   10% convertible bridge loans                                                 $          -         $     3,894,670
   10% convertible bridge loans - related party                                            -                 605,283
   11.5% convertible bridge loans                                                    387,700                       -
   11.5% convertible bridge loans - related party                                    500,000                       -
   Unamortized discount                                                             (305,513)             (1,598,840)
                                                                                 -----------          --------------
                                                                                     582,187               2,901,113

   Current portion of long-term debt                                                       -                 195,000
   Accounts payable and accrued liabilities                                        1,142,277               1,856,555
                                                                                 -----------          --------------
      Total Current Liabilities                                                    1,724,464               4,952,668

LONG-TERM DEBT                                                                       838,556                       -

COMMITMENTS AND CONTINGENCIES                                                              -                       -

SHAREHOLDERS' DEFICIT
   Common stock, $0.01 par value; 120,000,000 shares authorized
      52,548,170 and 38,547,868 shares issued and outstanding as of
      March 31, 2002 and June 30, 2001, respectively                                 525,482                 385,479
   Additional paid-in capital                                                     29,496,298              26,441,566
   Special warrants                                                                3,268,214                       -
   Unearned compensation                                                             (85,000)                      -
   Accumulated other comprehensive income                                          1,818,515               1,789,017
   Accumulated deficit                                                           (36,830,426)            (31,664,055)
                                                                                 -----------          --------------
      Total Shareholders' Deficit                                                 (1,806,917)             (3,047,993)
                                                                                 -----------          --------------
      Total Liabilities and Shareholders' Deficit                                 $  756,103             $ 1,904,675
                                                                                  ==========             ===========


            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Statements of Operations (Unaudited)


                                                                  Three months ended                Nine months ended
                                                                        March 31                          March 31
                                                               --------------------------      ---------------------------
                                                                  2002             2001            2002             2001
                                                               ---------       ----------      ----------       ----------
REVENUES                                                       $  61,625       $ 297,687        $  97,444       $1,732,332

COST OF GOODS SOLD                                                32,301       1,746,899           60,439        3,012,745
                                                               ---------       ----------      ----------       ----------
        Gross Margin                                              29,324      (1,449,212)          37,005       (1,280,413)
                                                               ---------       ----------      ----------       ----------
EXPENSES
   Selling, general and administrative                           750,187       2,034,642        2,171,518        3,422,277
   Restructuring - UK operations                                       -         241,188                -          241,188
   Research and development                                      197,553         198,311          909,541          896,977
   Depreciation                                                   57,672          16,831           94,199           54,141
                                                               ---------       ----------      ----------       ----------
      Total Expenses                                           1,005,412       2,490,972        3,175,258        4,614,583
                                                               ---------       ----------      ----------       ----------
      Operating Loss                                            (976,088)     (3,940,184)      (3,138,253)      (5,894,996)
NON-OPERATING INCOME (EXPENSE)
   Interest income                                                   619          20,067            6,353           70,437
   Interest expense                                              (19,644)        (84,544)        (181,729)        (154,792)
   Debt conversion expense                                             -               -         (154,687)               -
   Amortization of debt discount                                 (99,215)              -       (1,698,055)               -
                                                               ---------       ----------      ----------       ----------
      Total Non-Operating Expense                               (118,240)        (64,477)      (2,028,118)         (84,355)
                                                               ---------       ----------      ----------       ----------
NET LOSS                                                     $(1,094,328)    $(4,004,661)     $(5,166,371)     $(5,979,351)
                                                             ===========     ============     ===========      ===========

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED                                           $   (0.02)      $   (0.14)        $  (0.12)       $   (0.21)
                                                             ===========     ============     ===========      ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                          52,277,834      29,074,051       44,172,310       29,071,512
                                                             ===========     ============     ===========      ===========


            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)
Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Nine months ended March 31
                                                                                  -------------------------------------------
                                                                                            2002                  2001
                                                                                         -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                                 $ (5,166,371)       $ (5,979,351)
   Adjustments to reconcile net loss to net
       cash used in operating activities                                                       1,911,591           2,831,330
                                                                                            ------------        -------------
      Net Cash Used in Operating Activities                                                   (3,254,780)         (3,148,021)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of equipment (net)                                                               (64,199)            (50,414)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible promissory notes                                        603,500                   -
   Proceeds from issuance of convertible promissory notes to related party                       500,000                   -
   Proceeds from issuance of special warrants                                                    414,127                   -
   Proceeds from issuance of special warrants to related parties                                 653,332                   -
   Repayment of notes payable                                                                    (25,000)                  -
   Proceeds from advances                                                                              -           2,034,764
   Proceeds from related party borrowings                                                              -           (108,400)
                                                                                            ------------        -------------
      Net Cash Provided by Financing Activities                                                2,145,959           1,926,364

EFFECT OF EXCHANGE RATE CHANGES                                                                   15,576           1,028,647
                                                                                            ------------        -------------

NET DECREASE IN CASH                                                                          (1,157,444)           (243,424)
CASH AT BEGINNING OF PERIOD                                                                    1,280,238           1,990,207
                                                                                            ------------        -------------

CASH AT END OF PERIOD                                                                       $    122,794        $  1,746,783
                                                                                            ============        =============

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
   Conversion of Notes Payable into Common Stock
      and Special Warrants                                                                  $  4,544,953        $          -


            See notes to condensed consolidated financial statements

MSU DEVICES INC.
(Formerly MSU Corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Devices Inc. and its subsidiaries (collectively the "Company") as of March 31, 2002, and the results of its operations for the three and nine months ended March 31, 2002 and 2001, and its cash flows for the nine months ended March 31, 2002 and 2001.

The consolidated financial statements include the accounts of MSU Devices Inc., MSU PLC, Web 2 U Limited and MSU Operations (US) Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with instructions to Form 10-Q and interim reporting rules. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2002.

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

NOTE 3  - SHAREHOLDERS' DEFICIT

During the nine months ended March 31, 2002, there was a decrease in shareholders' deficit of approximately $1.2 million. Net loss for the nine month period was approximately $5.2 million. Common stock and additional paid-in capital increased by approximately $3.2 million primarily due to the conversion into the Company's common stock of approximately $2.4 million of 10% convertible bridge loan notes, plus interest of approximately $200,000, at a rate of five shares to $1 owed; $25,000 of 8% convertible notes payable at a rate of four shares to $1 owed; $20,000 of 6% convertible notes payable at a rate of four shares to $1 owed; and the recording of approximately $319,000 of debt discount relating to the beneficial conversion feature of the 10% Promissory Notes (see
Note 7-Convertible Promissory Notes and Subsequent Events).

During the nine months ended March 31, 2002, the Company sold special warrants covering 5.1 million shares of the Company's common stock for $1.275 million cash. Additionally, 10% convertible bridge loans of approximately $2.1 million plus accrued interest of approximately $108,000 were converted into special warrants covering 11,038,130 shares of the Company's common stock. Special warrants covering 600,000 shares of the Company's common stock and a cash commission of approximately $86,000 were paid to McFarlane Gordon, Inc. as placement fees. The special warrants are convertible into common stock at no additional cost to the holder. The special warrants were issued without registration under the Securities Act of 1933, as amended ("the Act"), in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder, and Regulation S under the Act. The special warrants may be exercised at any time until 5:00 p.m., Toronto time, on the earlier of (a) the date which is five business days following the date on which the Company has been qualified under a prospectus in certain jurisdictions in Canada or (b) one year from the final closing of the sale of the special warrants. If the Company is not in compliance with the prospectus provisions, the holders of the special warrants are entitled to 10% additional warrants. In February 2002, due to the issuance of 10% Promissory Notes (see Note 7-Convertible Promissory Notes and Subsequent Events) which were convertible into common stock at $0.10 per share, the conversion price of the special warrants into common stock was reduced from $0.25 to $0.10 per share pursuant to the price protection provisions of the special warrants. Consequently, the number of special warrants covering the $1.275 million invested increased from 5.1 million to 12.75 million. Of the special warrants covering a total of 24,388,130 shares of the Company's common stock, officers and directors of the Company hold 8,060,069.

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

NOTE 5 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to incur losses from operations that, to date, total approximately $37 million. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

NOTE 6 - RESTRUCTURING OF WEB 2 U AND SUBSEQUENT EVENTS

A settlement was reached with Web 2 U Limited's significant creditors in July 2001, in which the significant creditors would be issued 5% convertible promissory notes of MSU (the "5% Notes") with five-year terms for amounts due to them, interest payable annually and with repayments of principal commencing after three years. The Company will have the right to convert the notes into common stock at $1.00 per share in the event that the Company's stock price closes at or above $1.25 per share for five consecutive business days. These notes, totaling approximately $839,000, were issued to Web 2 U Limited's significant creditors on December 31, 2001. Web 2 U Limited remains an active international sales office of MSU Devices Inc.

In fiscal 2001, the Company restructured its UK operations and recorded charges of $289,000. Amounts settled in the nine months ended March 31, 2002 against the charge were negligible.

On April 5, 2002, all assets, liabilities and employees of web 2 U Limited were transferred to its UK parent, MSU Plc. Subsequent to the transfer, the Company changed the name of MSU Plc. to MSU Devices Ltd. As a result, the operations in the UK are now being conducted from MSU Devices Ltd.

On April 11, 2002, a Notice of Completion was filed in the High Court of Justice, London, England to finalize the Company Voluntary Arrangement of the Company's subsidiary, Web 2 U Limited.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES AND SUBSEQUENT EVENTS

In February 2002, the Company issued $637,500 in 10% convertible promissory notes ("10% Promissory Notes") to accredited investors, which were to mature on July 31, 2002. Of that total, $500,000 was issued to a related party. The 10% Promissory Notes were secured by all of the assets of the Company. Due to the fact that the conversion price per share of the 10% Promissory Notes was lower than the market price per share of the Company's common stock on the date the 10% Promissory Notes were issued, the Company recorded approximately $319,000 in debt discount to account for the beneficial conversion feature of the 10% Promissory Notes. This discount will be amortized over the term of the notes.

In March 2002, the Company issued $838,500 of 11.5% convertible promissory notes ("11.5% Promissory Notes"), which are unsecured. Of the total amount, $637,500 of the 11.5% Promissory Notes were issued in exchange for the $637,500 in 10% Promissory Notes mentioned above, and the 10% Promissory Notes and related agreements were terminated. In addition, the Company issued approximately $49,000 in a 11.5% convertible promissory note to an individual for services rendered in the Company's financing. Deferred financing costs of approximately $86,000 relating to professional fees incurred in obtaining the financing were recorded and are being amortized over the term of the notes.

The covenants of the 10% Promissory Notes, which were replaced by the 11.5% Promissory Notes, required the Company to raise an additional $1.362 million within 105 days after the issuance of the initial 10% Promissory Notes. The additional funds must have been received according to the following schedule: at least $362,500 within 45 days after the initial closing, at least an additional $500,000 within 75 days after the initial closing; and at least an additional $500,000 within 105 days after the initial closing. In the event the Company did not raise the funds as required under the aforementioned schedule, as well as funds to repay the 10% Promissory Notes at maturity, the Company would be in default, and the holders of the 10% Promissory Notes would be able to foreclose their security interest in all of the assets of the Company.

Under the original covenants of the 11.5% Promissory Notes, the Company was required to raise an additional $1.163 million under the following schedule: at least $250,000 not later than April 1, 2002; an additional $412,500 not later than April 15, 2002; and an additional $500,000 not later than May 10, 2002. On April 4, 2002, the Company received an extension of the dates by which it is required to obtain additional financing under the terms of the 11.5% Promissory Notes. Pursuant to an agreement with holders of a majority in principal amount of the notes issued under the unsecured financing, each of these dates has been extended by 30 calendar days so that the additional $1,162,500 must now be received by the Company as follows: at least $250,000 not later than May 1, 2002; $412,500 not later than May 15, 2002; and $500,000 not later than June 10, 2002. No other terms of the unsecured loan financing were affected by the extension. In the event the Company does not raise these additional funds it will be in default and the note holders can accelerate the maturity of the 11.5% Promissory Notes. If the Company does not raise the funds required to be received by May 15, 2002, the holders of the 11.5% Promissory Notes can elect to secure their notes by a first priority lien on the assets of the Company, including intangible assets and intellectual property.

On April 18, 2002, the Company and the holders of a majority of the outstanding 11.5% Promissory Notes agreed to extend the maturity date of the 11.5% Promissory Notes from July 31, 2002 to September 30, 2002.

In April and May 2002, the Company issued an additional $256,872 in 11.5% Promissory Notes.

The 11.5% Promissory Notes are convertible at any time at the option of the holders into shares of common stock at a rate of 10 shares per $1 loaned, subject to adjustment in certain events. The Company has granted registration rights with respect to shares issuable upon such conversion. If the Company arranges $3.5 million in additional financing beyond the $1,162,500 noted above, the 11.5% Promissory Notes will automatically convert into the instruments issued in such financing, on certain terms. The individuals and entities that have purchased 11.5% Promissory Notes as of the filing date are as follows:

--------------------------------------
Reddline Ventures

Don McFarlane

Allan Day

McFarlane Gordon, Inc.

Oren Heffner

Heffner Family Limited Partnership

Walter Coles

Julius Young, Jr.

McLaughlin Group LLC

Allan Boss

Hans Pomeroy

Auger Family Trust

Lloyd Leonard

James Thomson

Dardon International

Jeffrey Green

Paul Lavoie

Jane Day
--------------------------------------

NOTE 8 - OTHER INFORMATION

In January 2002, 2.25 million shares of the Company's common stock owned by two former directors of the Company and 500,000 shares of common stock of American Interactive Media, Inc. registered to the Company that were being held by note holders as collateral against the 6% and 8% convertible notes issued by the Company were released to the respective owners of the shares. The release of the shares held as collateral occurred as a result of the conversion or repayment by the Company of the entire amount of 6% and 8% convertible notes, which was completed in December 2001.

In March 2002, the Company paid approximately $63,000 to a former director of the Company in full settlement of the Company's obligation under a consulting agreement, dated March 2001, with the former director. The agreement required the Company to pay the former director 5,933 pounds sterling per month for four years.

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

THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN THE FORWARD-LOOKING STATEMENTS AND ARE MADE PURSUANT TO THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE MADE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS OR BELIEFS AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS WITH RESPECT TO ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS"), ARE DISCLOSED IN THIS REPORT ON FORM 10-Q AND OTHER FILINGS MADE BY THE COMPANY PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934.

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

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS REPORT AND IN OTHER REPORTS AND DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

The Company designs, markets and sells flexible, low-cost, easy-to-use, intelligent computing devices that provide full Internet and email capabilities together with a variety of value-added software solutions. The focus of the Company during this quarter was on the following:

1. Develop the marketing strategy and product offerings for its seven new commercial products and EarthLink rebate program; (See Item 5 - "Other Information" below).
2.   Obtain additional working capital through a bridge financing.
3. Obtain additional sales orders and establish new distribution and marketing relationships worldwide.

On January 7, 2002, the Company announced it entered into a strategic partnership with Sageport, Inc. of Bellevue, WA, to penetrate the senior Internet market in the United States. This partnership started with an initial order of 150 units of the V5. Sageport will install the MSU V5 in all U.S. retirement communities operated by Merrill Gardens, the nation's second largest privately held senior living provider.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISKS AND ALL OTHER INFORMATION CONTAINED HEREIN, INCLUDING OUR FINANCIAL STATEMENTS AND RELATED NOTES, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE DO NOT PRESENTLY KNOW OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPACT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THEY COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

RISKS RELATED TO OUR BUSINESS

We have incurred significant net losses and may never achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results. For the nine months ended March 31, 2002, we incurred a net loss of $5.2 million, and in the fiscal year ended June 30, 2001, we incurred a net loss of approximately $10.2 million. At March 31, 2002, we had an accumulated deficit of approximately $36.8 million and a deficit in stockholders equity of approximately $1.8 million.

We need to generate and sustain substantially greater revenues from sales of our product if we are to achieve profitability. If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never generate profits. If this occurs, the market price of our common stock could fall.

Our ability to continue as a going concern is uncertain.

The auditors' report on our consolidated financial statements for the fiscal year ended June 30, 2001 states that because of our significant losses from operations, accumulated deficit, negative cash flow and limited customer base, among other factors, there is substantial doubt about our ability to continue as a going concern. This "going concern" opinion could adversely affect our ability to sell our products, to attract and retain strategic relationships and to obtain additional financing. Our long-term viability as a going concern is dependent on a number of factors, including:

     -- our ability to obtain adequate sources of debt or equity financing to meet current commitments and fund our continued operations;

     -- our ability to develop a viable business through the sale of our MSU V5 Internet computer products; and

     -- our ability to achieve profitability and cash flows from operations in amounts that will sustain our operations.

Our cash resources may be insufficient to operate or grow our business.

We have only just begun to derive revenue from sales of our products. As a result, historically, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. As of March 31, 2002, we had cash and cash equivalents in the amount of $122,794. We do not believe we have sufficient cash resources to finance our operations and expected capital expenditures for the remainder of 2002. Our future capital requirements will depend on several factors, including the rate of the market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing and the cost of product upgrades. The sufficiency of our cash resources may also depend to a certain extent on general economic, financial, competitive and other factors beyond our control. Moreover, we expect our operating losses and net operating cash outflows to continue during 2002. As a result, we do not believe we will be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Although we are actively pursuing additional sources of capital to fund our operations, we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Our MSU V5 Internet computer products may not gain broad market acceptance.

We have only recently begun the production and sale of our MSU V5 Internet computer products. We expect to derive all of our revenues for the foreseeable future from sales of our MSU V5 Internet computer, which may not achieve market acceptance. To date, we have earned an insignificant amount of revenues from sales of these products to a limited number of customers. We cannot predict when sales of our products will generate sufficient revenue to operate our business, if ever.

A number of factors will determine whether our products achieve market acceptance, including:

     --   the success of our sales and marketing efforts;

     -- the quality and ease of use of our product over other Internet access devices;

     --   the cost, performance and functionality of our products;

     --   the success of our strategic relationships; and

     -- the continued acceptance of the Internet as a medium for communication, commerce and entertainment.

The market for Internet computers is new and is evolving rapidly. As the market develops, consumers and businesses may not choose our products. As a result, we cannot predict when our products will achieve market acceptance, if ever. If our products do not achieve or maintain market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.

The average selling price of our products may decline.

The average selling price of our products may decline due to a number of factors, including:

     --   competitive pricing pressures;

     --   rapid technology changes;

     --   sales discounts; and

     --   our agreements with third party distributors.

Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to develop and introduce new products and product enhancements in quantities sufficient to offset declines in sales prices. We must also continually reduce our product costs. Our efforts to reduce costs and develop new products to offset further declines in average sales prices may not be successful. If our average selling price declines more rapidly than our costs, our gross margins will decline, which could adversely impact our business and results of operations.

We face intense competition.

The Internet access market is very competitive. Our MSU V5 Internet computer product family faces competition from the following:

     -- set-top-box manufacturers such as RCA (WebTV), Phillips/AOL (AOLTV) and Net@Home;

     -- manufacturers and suppliers of other stand-alone Internet appliance platforms such as Compaq Computer Corporation, New Internet Computer Co., and NetGem SA;

     -- thin client workstations manufacturers such as IBM Corporation, Wyse Technology, Inc. and Neoware Systems, Inc.; and

     -- manufacturers of name brand PCs, such as Apple Computer, Compaq Computer Corporation, Dell Computer Corporation, Gateway, Inc., Hewlett-Packard Company and IBM Corporation, as well as "white" box PC manufacturers.

In addition, as the market for Internet access devices develops, we expect that brand name companies will attempt to develop and launch their own intelligent computing devices. We also expect to face increased competition from PCs and from numerous other products that offer connectivity to the Internet. Additionally, companies with significant market presence in the computer hardware, software and networking industry may enter the markets in which we compete to further intensify competition.

Many of the companies with which we compete have an established market presence, relationships with manufacturers, Internet service providers and retailers who will develop and market their products. In addition, our competitors have significantly greater financial, marketing and technical resources than we do. If we are unable to compete effectively in this market, our business and prospects will suffer.

Additionally, the announcement of the release, and the actual release, of products competitive with our existing and future product lines, could cause our existing and potential customers to postpone or cancel plans to purchase any of our existing and future product offerings, which would adversely impact our business, results of operations, and financial condition.

Our success depends on our ability to establish and maintain strategic relationships.

We believe our success depends substantially on our ability to establish and maintain strategic relationships with industry-leading manufacturers, third party distributors, value-added resellers and Internet service providers. We have entered into design, development, manufacturing, and marketing agreements with BSQUARE, Biostar Microtech International Corporation, and EarthLink Corporation. Our current strategic relationships may not provide the benefits we expect or the access to new customers we anticipate, and we may not be able to sustain these relationships on favorable terms, if at all. Moreover, these relationships are not exclusive, and we cannot assure you that our strategic partners will devote adequate resources to promote our products. Furthermore, we may not be able to enter into successful new strategic relationships in the future. In addition, our current or future strategic partners may restrict us from entering into similar agreements with their competitors. For example, our joint marketing agreement with EarthLink restricts us from including any ISP as the default ISP on any of our products we sell in the United States and Canada, unless requested by a customer or distributor, and from including the logo of any other ISP in our marketing materials in the United States and Canada. Such restrictions could affect our ability to attract new strategic partners. If we are unable to develop or maintain relationships with strategic partners or if we fail to realize the anticipated benefits of these relationships, we will have difficulty selling and gaining market acceptance for our products, which would adversely impact our business and results of operations.

Our success depends on our ability to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a substantial number of highly skilled personnel and on the continued service and performance of our senior management team. The loss of the services of our executive officers or other key employees could adversely affect our business. In addition, we will need to add a significant number of new technical support and operations personnel to develop and maintain our business. Competition for qualified personnel in the technology industry is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully.

We have entered into employment agreements with the following executives: Jean Belanger, Chairman of the Board; D. Bruce Walter, President and Chief Executive Officer; Patti Brown, Vice President and Chief Financial Officer; Pritesh Patel, Vice President of Operations; and Raymond Dittrich, Vice President-Sales and Market Development. We do not have key-man life insurance on any key personnel.

We must increase our direct sales force and the distribution channels for our products.

Our sales and marketing strategy is to utilize our direct sales force as well as strategic alliances with distributors, independent agents, system integrators, value added resellers and Internet service providers to increase sales of our products. Currently, eight of our 16 employees, including our Chairman and President, are actively engaged in sales. We are currently developing sales, distribution and marketing capabilities in the United States and internationally. It is expensive and time-consuming for us to develop a global marketing and sales force and strategic relationships. We may not be able to provide adequate incentives to our sales force or to establish strategic relationships with other companies to sell, market or distribute our products on acceptable terms, if at all. If we are unable to successfully hire, motivate, retain and expand our sales force and further develop our sales and marketing capabilities, if we fail to establish strategic relationships, or if our strategic partners fail to promote our products, we will have difficulty maintaining and increasing our revenues and market awareness of our products.

We must respond to rapid technological change and evolving industry standards to remain competitive.

The Internet access and consumer electronics industries are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products. The broad array of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until one or more of such technologies gain widespread acceptance. Our success will depend upon our ability to anticipate such technological changes, adapt our products and introduce competitive products and features that meet changing customer requirements and remain competitive in terms of price and product performance. Technological developments or products introduced by our competitors could cause our existing or future products to become obsolete which could adversely affect the market acceptance of our products and our revenues.

We cannot accurately predict the extent of our future revenues.

Our revenues and net income, if any, in any particular period may be lower than revenues and net income, if any, in a preceding or comparable period. This complicates our planning processes and reduces the predictability of our earnings. As a result, period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

For example, prior to February 2001, we derived all of our revenues from the sale of our MSU V3 Internet access device. As part of our restructuring, we elected to cease commercialization of the MSU V3 in February 2001 and began development of our MSU V5 Internet computer in April 2001. There were no significant sales of the MSU V5 or prior versions of our devices during the nine month period ended March 31, 2002. Therefore, our revenues for this period do not provide a meaningful comparison to prior periods.

Our quarterly operating results may fluctuate due to the following factors, many of which are outside our control:

     --   changes in composition of revenue;

     -- occurrence and timing of new product introductions or enhancements by us or our competitors;

     --   development and distribution arrangements with third parties;

     --   research and development expenditures;

     --   seasonal demand for consumer electronic products; and

     --   consumer preferences.

Product defects may harm our business and reputation.

Consumer electronics containing computer operating systems, including Internet access devices, frequently contain errors or bugs. We have detected and may continue to detect errors and product defects in connection with new releases and upgrades of our Internet access device. Despite our internal testing and testing by current and potential customers, errors may be discovered after our products or related software and tools are installed and used by customers. These errors could result in reduced or lost revenue, delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business and results of operations.

Our products must successfully integrate with products from other vendors, such as third party software applications and consumer electronics hardware. As a result, when problems occur in a device or network using our product, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in reduced market acceptance of our products, and any necessary product revisions may force us to incur significant expenses. The occurrence of these problems could materially adversely affect our business and results of operations.

We provide our customers with a six-month warranty period for defects in workmanship on the entire product and a twelve-month warranty period for defects in workmanship related to the electrical components of the product. A significant number of warranty claims could have a material adverse effect on future operating results.

Although we carry general liability insurance, our insurance may not be adequate to indemnify us for all product defect liabilities. Any claims resulting in liability that is not covered by insurance or is in excess of insurance coverage, could occupy significant amounts of our management's time and attention, harm our reputation and negatively affect our business.

We must adequately protect our intellectual property.

Historically, we have not filed patents to protect our intellectual property. We believe we have adequately protected our intellectual property through trademark laws as well as non-disclosure and confidentiality agreements. However, these measures provide only limited protection, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If our protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our developments without compensation to us, resulting in potential cost advantages to our competitors.

We do not know of any instances where our products violate the intellectual property rights of others or inappropriately use their technology. However, there has been an increasing amount of litigation in the Internet industry regarding intellectual property rights. It is possible that third parties may in the future claim that our product infringes upon their intellectual property rights. We could be subject to infringement claims as the number of products, services and competitors in our market grows. Any claim, with or without merit, could consume our management time, result in costly litigation, cause delays in implementation of our product or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business. Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

We face risks associated with international sales and operations that could harm our company international operations.

International sales during the nine months ended March 31, 2002 were approximately $80,000 and for fiscal year ended June 30, 2001 were approximately $1.4 million. We intend to continue our worldwide sales strategy. International sales are subject to inherent risks, including:

     -- unexpected changes in international regulatory requirements and tariffs;

     --   difficulties in staffing and managing foreign operations;

     --   longer payment cycles;

     --   greater difficulty in accounts receivable collection;

     --   potentially adverse tax consequences;

     --   price controls or other restrictions on foreign currency; and

     --   difficulties in obtaining export and import licenses.

These risks could materially and adversely affect our overall business, operating results and financial condition as we continue our international operations.

Fluctuations in the exchange rate of foreign currencies could negatively affect our business.

Our international operations will subject us to various government regulations, export controls and the normal risks involved in international operations and sales. Our operating subsidiary in the United Kingdom conducts business in pounds sterling. Any decline in the value of the pound sterling against the US dollar will have the effect of decreasing our earnings when stated in US dollars. In addition, the relative strength of the US dollar versus other foreign currencies may affect the price of our products when compared to those of our competitors. As our international operations expand, we expect to use an increasing number of foreign currencies, causing our exposure to currency rate fluctuations to increase. We currently do not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations. As a result, currency exchange rate fluctuations could seriously harm our business, operating results and financial condition.

We may be unable to manage future growth.

To succeed in implementing our business strategy, we must rapidly execute our sales and marketing strategy, further develop and enhance our product and product support capabilities, and implement effective planning and operating processes. If this rapid growth occurs, it will place significant demands on our management and our operational resources. To manage any anticipated growth we must:

     -- establish and manage multiple relationships with our manufacturers and other third parties;

     -- continue to implement and improve our operational, financial and management information systems; and

     --   hire, train and retain additional qualified personnel.

Our systems, procedures and controls may not be adequate to support our operations, and our management may not be able to perform the tasks required to capitalize on market opportunities for our product. If we fail to manage our growth effectively, our business could suffer materially.

We have incurred a substantial amount of debt that matures in a relatively short period of time.

As of May 14, 2002, we have issued approximately $1.145 million of unsecured notes bearing an interest rate of 11.5%. We must repay the principal of, and accrued interest on, these notes on September 30, 2002. Our ability to make these principal and interest payments is dependent on our future performance. Our performance is subject to many financial, economic, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations to meet our future repayment obligations, we may be required to refinance these notes or to obtain additional financing. We may be unable to obtain such refinancing or additional financing on acceptable terms, if at all.

The terms of the notes require us to raise an additional $912,500 as follows:

     --   at least $412,500 by May 15, 2002; and

     --   at least $500,000 by June 10, 2002.

If we are unable to raise additional funds in the amounts and by the dates indicated, we will be in default under the notes, and the holders can accelerate the maturity of the notes. Furthermore, if we fail to raise the additional capital required by May 15, 2002, the holders may also elect to secure their notes by a lien on all of our assets, including tangible assets and intellectual property.

Additionally, at any time, the holders can elect to convert all principal and interest due under the notes into 10 shares of our common stock for each $1 invested, which could result in substantial dilution of our stockholders.

We rely on one third-party manufacturer.

We outsource all of our manufacturing to Biostar Microtech International Corporation in Taiwan. We depend on Biostar to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on Biostar to place orders with suppliers for the components it needs to manufacture our products. If Biostar fails to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer.

Our reliance on Biostar exposes us to the following risks outside our control:

     --   unexpected increases in manufacturing costs;

     -- interruptions in shipments if our manufacturer is unable to complete production;

     --   inability to control quality of finished device products;

     --   inability to control delivery schedules;

     --   unpredictability of manufacturing yield;

     --   potential lack of adequate capacity; and

     --   potential inability to secure adequate volumes of components.

Shortages of components and materials may delay or reduce our sales and increase our costs.

The inability of us or our manufacturer to obtain sufficient quantities of components or other materials necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in, or loss of, sales could adversely impact our operating results. While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components, such as the x86 National Semiconductor Geode GX1 processors we use in our products, are available from one or a limited number of suppliers. Any interruption in the supply of any of these components, or the inability of MSU or the manufacturer to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on our business and operating results.

RISKS RELATED TO OUR INDUSTRY

The market for Internet appliances is new and may not develop as we anticipate.

Our business and prospects are highly dependent on broad market acceptance of Internet computer products for access to a wide variety of Internet-based applications. The Internet appliance market is new and evolving. As a result, the potential size of this market opportunity and the timing of its development are uncertain. Broad acceptance of Internet appliances by consumers and businesses will depend on factors such as:

     -- the perceived advantages of Internet appliances over other Internet access devices such as personal computers, PDA's and wireless phones; and

     -- the development of content and applications that are accessible from Internet appliances.

Our business and prospects depend on the development and market acceptance of Internet appliances and our ability to successfully market our Internet computer products to potential strategic partners. The market for Internet appliances may develop at a slower rate than we anticipate or may not develop to the level we expect. If the market for Internet appliances does not develop or develops more slowly than we anticipate, our revenues will not grow as quickly as we anticipate, if at all.

Sales of our products depend on the continued growth in the use of the Internet.

Because our products are primarily Internet access devices, our revenues depend on the increased use and acceptance of the Internet as a medium for communication, commerce and entertainment. Rapid growth in the use of the Internet is a recent phenomenon. As a result, its acceptance and use may not continue at historical rates, and a sufficient number of customers may not adapt or continue to use the Internet as a medium for communication, commerce and entertainment. A decrease in the demand for Internet services or a reduction in the anticipated growth for Internet services may prevent us from expanding our business and increasing our revenue. Government regulation and legal uncertainties regarding the Internet could harm our business.

The adoption of new Internet laws and regulations or the application of existing laws and regulations to the Internet and e-commerce may decrease the growth in the use of the Internet. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce, and new state tax regulations may subject consumers to additional state sales or other taxes when purchasing products over the Internet. These laws and regulations could decrease the use of the Internet as a means of commerce, which, in turn, could result in a decrease in the demand for our products or an increase in our cost of doing business.

RISKS RELATED TO OWNING OUR STOCK

Our common stock is subject to the Penny Stock Rule.

Our common stock currently trades on the OTC Bulletin Board and is considered a "penny stock". The SEC has adopted regulations that define penny stocks as securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ stock market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. As a result, our securities are subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser's written consent to the transaction prior to the purchase.

Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC related to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These regulations may reduce the market liquidity of our securities by limiting the ability of broker/dealers to trade our securities and the ability of purchasers of our securities to sell their securities in the secondary market.

The low price of our common stock also has a negative effect on the amount and percentage of transaction costs paid by individual purchasers and our potential ability to raise additional capital by issuing additional shares. The primary reasons for these effects include the internal policies of many institutional investors that prohibit the purchase of low-priced stocks, the fact that many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin and brokerage house policies and practices that tend to discourage individual brokers from dealing in low-priced stocks. In addition, since broker's commissions on low-priced stocks represent a higher percentage of the stock price than commissions on higher priced stocks, the current low share price of the common stock results in individual purchasers paying transaction costs that are a higher percentage of their total share value than would be the case if the share price were substantially higher. High transaction costs can erode an investor's return on investment. Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected.

Future sales by current stockholders may depress our stock price.

Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of equity securities. As of March 31, 2002, we had outstanding 52,548,170 shares of common stock. Of these shares:

     -- 20,194,374 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

     -- 32,353,796 shares of common stock are "restricted shares" as defined in Rule 144 of the Securities Act.

Furthermore, an additional:

     -- 11,947,503 shares of common stock are issuable upon the exercise of currently outstanding options;

     -- 24,388,130 shares of common stock are issuable upon the exercise of currently outstanding warrants; and

     -- 8,877,000 shares of common stock are issuable upon the conversion of currently outstanding convertible promissory notes.

Provisions in our charter documents and Delaware law may deter takeover efforts.

Certain provisions of our certificate of incorporation and bylaws, including those related to our ability to offer "blank check" preferred stock, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. We are also subject to Section 203 of the Delaware General Corporation Law which restricts certain business combinations with interested stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

The price of our common stock may fluctuate.

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. For example, since January 1, 2002, the market price of our common stock on the OTC Bulletin Board has fluctuated between $0.05 and $0.25 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

     --   variations in our quarterly operating results;

     --   changes in estimates of our financial performance;

     --   changes in market valuations of comparable Internet-related companies;

     -- announcements by us or our competitors of new products, services, significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

     -- our inability to locate or maintain suppliers for our product at prices that will allow us to attain profitability;

     --   product or design flaws, product recalls or similar occurrences;

     --   additions or departures of key personnel;

     --   sales of common stock in the future; and

     -- fluctuations in stock market prices and volume, which can be particularly common among Internet-related securities.

Our management and larger stockholders exercise significant control over our company.

As of March 31, 2002, our executive officers and directors beneficially own, in the aggregate, approximately 21.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Results of Operations

Comparison of the three and nine months ended March 31, 2002 to the three and nine months ended March 31, 2001 follows:

Revenue. Revenues for the three and nine months ended March 31, 2002 were approximately $62,000 and $97,000, respectively, a 79% and 94% decrease from the prior year period, respectively. Revenues for the three months and nine months ended March 31, 2001 were approximately $298,000 and $1.7 million, respectively. The lack of sales for the three and nine month period ending March 31, 2002 was due primarily to the launch of the new V5 product line in early calendar 2002.

Cost of Revenues. Cost of revenues for the three and nine months ended March 31, 2002 were approximately $29,000 and $37,000, respectively, and represent the cost of the V5 devices sold and storage costs associated with prior versions of the product. The decrease of approximately $1.7 million and $3.0 million, respectively, from the corresponding periods ending March 31, 2001 is a result of lower sales of product and of the write down of obsolete inventory in the quarter ended March 31, 2001 in the amount of approximately $1.6 million.

Research and Development. Research and development expenses generally consist of expenditures related to the Company's development of its hardware and software. For the three months ended March 31, 2002, research and development expenses were virtually unchanged from the three months ended March 31, 2001. The Company's research and development efforts during this period were focused on enhancing the software for the V5 device and evaluating new hardware that could be bundled with the V5 device.

For the nine months ended March 31, 2002, research and development expenses increased by approximately $13,000 from $897,000 in the corresponding period in 2001. The increased expenditures on research and development during the nine months ended March 31, 2002 relate primarily to the increase in the number of software engineers hired by the Company in the United States and the integration of the software and hardware configuration of the V5 product. The Company expected to expend considerable resources in research and development of the V5 Internet access device and associated software. Generally the fluctuations from period to period reflect the varying demands for research and development, which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable.

Selling, general and administrative. Selling, general and administrative expenses for the three and nine months ended March 31, 2002 decreased by approximately $1.3 million and $1.25 million, respectively, from $2.03 million and $3.4 million from the same period of 2001. The decrease is primarily due to
1) lower personnel costs as a result of reduced headcount, 2) lower sales and marketing costs as result of reduced sales activity, 3) a net credit of approximately $225,000 recorded for adjustments to the intrinsic value of variable stock options resulting from a decline in the market value of the Company's common stock and 4) the significant amount of professional fees incurred during the three months ended March 31, 2001 related to the bridge financing. Selling, general and administrative expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising and promotional costs which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms, the Company continues to develop a structured and professional sales and marketing framework to market the current and future products. Investment in this area is likely to increase during the next year.

Interest expense. Interest expense for the three months ended March 31, 2002 decreased by approximately $65,000 from approximately $85,000 in the corresponding period in 2001. The decrease relates to the reduced amount of debt. During the nine months ended March 31, 2002, interest expensed increased by approximately $27,000 from approximately $155,000 in the corresponding period in 2001. Interest expense in the current year represents interest payable on convertible promissory notes.

Restructure charge. During the three and nine months ended March 31, 2002, the Company recorded no restructuring charges as compared to approximately $241,000 recorded for the corresponding periods in 2001 related to the restructuring of Web 2 U.


Liquidity and Capital Resources

The Company's business plan is predicated principally upon the successful marketing of its V5 product. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in fiscal 2002 and that it will be required to continue to raise additional capital.

Failure to obtain additional capital could cause delay or abandonment of our business plans. The Company anticipates that it will depend on outside sources of capital to fund operating losses for at least the next twelve months. Additional capital may also be required for a variety of other reasons, including unforeseen delays, unanticipated expenses, increased capital requirements, engineering design changes and other technology risks or other corporate purposes. These additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, or on terms acceptable or favorable to us. Failure to obtain additional funds could result in the delay or abandonment of our development and expansion plans, and we may be unable to fund our ongoing operations.

Historically, the Company has financed its operations through private sales of unregistered equity and debt securities. During the nine month period ended March 31, 2002, the Company received short term funding from the receipt of $265,000 of cash in July related to the issuance of 10% convertible bridge loan notes during fiscal 2001 that was in transit as of June 30, 2001. On October 10, 2001, the Company engaged Raymond James Ltd. to raise additional capital by way of a private placement in Canada and the United States. In December 2001, the Company terminated its engagement with Raymond James Ltd. and engaged McFarlane Gordon, Inc. to raise capital by way of a private placement in Canada and the United States. As of March 31, 2002, the Company received net proceeds of $1.07 million pursuant to these two offerings. See "Changes in Securities - Private Placement of Special Warrants" below.

As of May 14, 2002, the Company has issued approximately $1.145 million in unsecured 11.5% Promissory Notes. Under the terms of the 11.5% Promissory Notes, the Company agreed to raise $1.163 million in additional financing by June 10, 2002 according to the following schedule: $250,000 not later than May 1, 2002; an additional $412,500 not later than May 15, 2002; and an additional $500,000 not later than June 10, 2002. See Note 7 - "Convertible Promissory Notes and Subsequent Events" to the financial statements contained in this Report on Form 10-Q. No assurance can be given that the Company will successfully raise such additional financing, or that additional financing, if available, will be available on terms favorable to the Company. Failure to raise such additional financing could have a material adverse effect on the Company, including, without limitation, foreclosure on all of the Company's assets by the holders of the notes.

For the nine month period ended March 31, 2002 cash used in operating activities was approximately $3.3 million. Cash flows used in investing activities of approximately $64,000 during such period related mainly to the acquisition of tooling in the production of the V5 device.

At March 31, 2002 the Company's principal source of liquidity was approximately $123,000 in cash and cash equivalents, which will be used to fund the operations in the fourth quarter of fiscal 2002.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In May 2001, a former CEO of the Company brought a claim against the Company in the Cardiff Mercantile Court of the High Court of Justice, Queens Bench Division in the United Kingdom in the amount of 110,000 pounds sterling for unpaid wages and a termination payment. Based upon exchange rates at March 31, 2002, the claim represents an amount of approximately $160,000. The Company is actively contesting this claim. Management has established a reserve that is reflected in the financial statements for this claim that management deems appropriate. Due to the uncertainty of the outcome of the claim, management will continue to evaluate the appropriateness of the reserve.

Item 2 - Changes in Securities

Conversions of 10% Convertible Bridge Loan Notes

Between October 1, 2000 and June 30, 2001, we issued $4.5 million aggregate principal amount of 10% convertible bridge loan notes (the "10% Bridge Loan Notes") at par due one year from the date of issuance in a private placement. The 10% Bridge Loan Notes were convertible into shares of common stock at a conversion rate of $0.20 per share.

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

Private Placements of Special Warrants

On October 10, 2001, the Company engaged Raymond James Ltd. as the principal underwriter to raise capital by way of a private placement of special warrants in Canada and the United States. Under this private placement, the Company issued an aggregate amount of $300,000 in special warrants, without registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder. The special warrants were sold only to accredited investors that represented to the Company their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Raymond James was paid an aggregate commission of $16,000 in connection with the sale of these special warrants. Jean Belanger, the Company's Chairman, and D. Bruce Walter, the Company's CEO, and Donna S. Walter purchased special warrants pursuant to this private placement.

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

In December 2001, the Company terminated its engagement with Raymond James Ltd. and engaged McFarlane Gordon, Inc. to raise capital through a private placement of the special warrants in Canada and the United States. As of March 31, 2002, the Company issued an aggregate amount of $1.275 million in special warrants covering 12.75 million shares of common stock pursuant to the private placements through Raymond James Ltd. and McFarlane Gordon, Inc. without registration under the Act in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder, and Regulation S under the Act. McFarlane Gordon, Inc. was paid an aggregate commission of approximately $86,000 and was issued 600,000 special warrants. The special warrants were sold only to (a) accredited investors that represented to the Company their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and (b) certain non-U.S. persons in or outside the United States within the meaning of Regulation S under the Act.

Each Special Warrant entitles the holder to acquire one share of common stock of the Company. The following persons purchased special warrants under this private placement:


----------------------------------------------------------
Reddline Ventures

D. Bruce and Donna S. Walter

GWL Growth Equity Fund

Industrial Alliance Canadian Equity Fund

Julius Smith Young, Jr.

Jack Fler

Hobson Equities

London Life Growth Equity Fund

AGF Canadian Growth Equity Fund

IG AGF Canadian Diversified

McFarlane Gordon, Inc.

Bruce Randle

Heffner Family Ltd.

765024 Ontario Limited

Clarica Alpine Growth Equity Fund
----------------------------------------------------------

Issuance of 5% Convertible Promissory Notes

On December 31, 2001, the Company issued approximately 588,000 pounds sterling (approximately $839,000 as of March 31, 2002) of 5% Notes to Web 2 U's unsecured creditors. See Note 6 - "Restructuring of Web 2 U".

Issuance of 10% and 11.5% Convertible Promissory Notes

In February 2002, the Company issued $637,500 of 10% Promissory Notes without registration under the Act in reliance on Section 4(2) of the Act or Regulation D promulgated thereunder, which were secured by the assets of the Company. In March 2002, the Company issued $887,700 of 11.5% Promissory Notes, of which $637,500 was in exchange for the 10% Promissory Notes issued in February 2002. The 11.5% Promissory Notes are unsecured. Under the covenants of the 11.5% Promissory Notes, the Company is required to obtain $1.163 million of additional financing according to following schedule: at least an additional $250,000 not later than May 1, 2002; an additional $412,500 not later than May 15, 2002; and an additional $500,000 not later than June 10, 2002. In the event the Company does not raise these additional funds it will be in default and the note holders can accelerate the maturity of the 11.5% Promissory Notes. If the Company does not raise the funds required to be received by May 15, 2002, the holders of the 11.5% Promissory Notes can elect to secure their notes by a first priority lien on the assets of the Company, including intangible assets and intellectual property.

The 11.5% Promissory Notes are convertible at any time at the option of the investors into shares of common stock at a rate of 10 shares per $1 loaned, subject to adjustment in certain events. The Company has granted registration rights with respect to shares issuable upon such conversion. If the Company arranges $3.5 million in additional financing beyond the $1,162,500 noted above, the 11.5% Notes will automatically convert into the instruments issued in such financing, on certain terms. See Note 7 - "Convertible Promissory Notes and Subsequent Events".

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other information

On April 19, 2002, the Company announced that its strategic distribution partner in Italy, Eknoware SRL, signed an agreement with Gruppo Editoriale Motta to sell 1,500 units of the MSU TV Internet computer. Gruppo Editoriale Motta signed an initial order for 500 units, which are already in manufacturing with expected delivery in May 2002. A further 1,000 units will be delivered in June 2002. Gruppo Editoriale Motta forecasts they will purchase an additional 5,000 units during calendar year 2002. The MSU V5TV will feature MSU's new Secure V5 Smart Card software technology.

Based on customer testing and trials, in April 2002 the Company introduced its new product family consisting of the following seven major products:

     -- MSU V5 -- The MSU V5 is the Company's base model which is an easy to use, low cost access device that offers a full worldwide web browsing and email experience when connected to the Internet via an Ethernet connection and attached to any standard personal computer
          (PC) based VGA monitor. This product is intended for use by customers in residences and businesses with a broadband connection and/or those who wish to add one or more users on an Ethernet-based local area network.

     -- MSU V5+ -- The MSU V5+ offers the same capabilities as the MSU V5 base model with the addition of an Internal V.90 / 56K modem for dial-up use.

     --   MSU V5tv -- Similar in capabilities to the MSU V5 and
          V5+, the MSU V5tv gives a user the option of viewing media over certain televisions, as well as a PC-based VGA monitor, and comes with a wireless keyboard and mouse, which gives the user mobility while on line. The MSU V5 supports some of the newer, high quality televisions based on the U.S. standard and televisions based on the European standard. Due to the variability in viewing quality, MSU generally recommends the use of a PC-based VGA monitor for users in the U.S. market, unless used with a newer, high quality television with at least a 27" screen.

     -- MSU V5pw -- The V5pw or "Photos On The Web" has the same features as the MSU V5tv, and additionally includes a special PCMCIA compact flash adaptor. The adaptor enables users of certain digital cameras supporting PC-formatted compact flash to insert the memory module from the digital camera directly into the MSU V5pw to view digital photographs and to send the digital photographs over the Internet.

     --   MSU V5i -- The MSU V5i includes the same features as the
          MSU V5+ and is bundled with a standard 15-inch PC-based VGA monitor.

     --   MSU V5e -- The MSU V5e provides the same features and
          VGA monitor as the MSU V5i and is bundled with two software packages that enable thin client or centralized computing: the Citrix Independent Computing Architecture ("ICA") Client and the Microsoft Remote Display Protocol ("RDP") Client.

     -- MSU Web-Pad -- MSU is offering a Windows CE-based touch pad to the home theater and residential electronics control market. Customers will be able to use the MSU Web-Pad wirelessly as a sophisticated, web-enabled remote control. Our Web-Pad features an 8.4" TFT-LCD screen that boasts a high resolution, full screen experience and will support 802.11b wireless LAN functions. The Web-Pad is offered in an attractive and ergonomically sensible 2.3-pound package.

In October 2001, we entered into a one-year joint marketing agreement with EarthLink whereby each company agreed to market the other company's products and/or services. Since the execution of this agreement, EarthLink has introduced MSU Devices to several of their existing strategic marketing partners. In addition, MSU has included Earthlink's registration system on the MSU V5.

EarthLink has also agreed to provide special pricing of its services to accommodate an MSU sales promotion of the MSU V5 product family launched in April 2002. MSU will offer four models of the MSU V5 bundled with EarthLink service. EarthLink will provide a rebate to the consumer thereby offsetting the price the consumer would otherwise pay for the MSU V5. With an additional manufacturer's rebate from MSU, the effective price the consumer pays for the MSU V5 is even further reduced, depending on the type of Internet access and the length of service purchased from EarthLink as follows:

     -- MSU V5 and V5i at an effective price of $99.99 after rebates from EarthLink and MSU; or

     --   MSU V5+ or V5pw free after rebates from EarthLink and MSU.

On April 8, 2002, the Company announced that its V5 Internet computer products were available on Yahoo! Shopping and on the Company's newly designed website. These events were an integral part of the new distribution strategy whereby customers for the first time were able to purchase products directly from the Company.

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits - Form of 11.5% Promissory Note*
                      11.5% Promissory Note Purchase Agreement*
                      Registration Rights Agreement*
           --------------
           * Filed herewith.

       (b) Reports on Form 8-K:

                  On February 14, 2002, the Company filed a Current Report on Form 8-K to report the issuance of the 10% Promissory Notes.

                  On March 28, 2002, the Company filed a Current Report on Form 8-K to report the issuance of the 11.5% Promissory Notes.

                  On April 4, 2002, the Company filed a Current Report on Form 8-K to report the extension of the time required to raise additional funds under the covenants of the 11.5% Promissory Notes.

                  On May 2, 2002, the Company filed a Current Report on
                  Form 8-K to report the receipt of commitments to purchase $250,000 of its 11.5% Promissory Notes in a private placement and the extension of the maturity of the 11.5% Promissory Notes to September 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MSU DEVICES INC.
                                                     (Registrant)
Date:    May 14, 2002
                                                     ---------------------------
                                                     P. J. Brown
                                                     Vice President Finance/CFO