Form 10-K
MSU DEVICES INC
filed 2002-11-19
CIK 798952

November 18, 2002


United States Securities and Exchange Commission
Washington, D.C. 20549

Ladies/Gentlemen:

This is a letter of transmittal accompanying the filing of the Form 10-K for the fiscal year ended June 30, 2002, of MSU Devices, Inc.

We wish to advise you:

1. The financial statements included in the Form 10-K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

2. No annual report or proxy material has yet been sent to security holders for a meeting of shareholders to be held this year. However, we contemplate calling and holding a meeting in the near future, and undertake to furnish to the Commission copies of the annual report or proxy material when it is sent to security holders.

                                                Very truly yours,


                                                MSU DEVICES, INC.


                                                By:  /s/ Robert L. George
                                                   ------------------------
                                                    Chief Executive Officer

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

                     For the fiscal year ended June 30, 2002

                                       OR

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from __________ to _____________

                       Commission file number: 033-28622-A

                   MSU DEVICES INC. (formerly MSU Corporation)
                   -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

   Delaware                                                    22-2748288
   ----------------------------------------------------------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)

                            2901 North Dallas Parkway
                                    Suite 460
   Plano, Texas                                                     75093
   ----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 473-7543
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Aggregate market value as of November 15, 2002    $ 326,815

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common stock, $.01 par value, as of November 15, 2002  66,270,754

                       DOCUMENTS INCORPORATED BY REFERENCE

                  List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

         None

ITEM 1.  BUSINESS.

Overview

MSU Devices Inc. (also referred to as "we", "us", the "Company" or "MSU") designs, markets and sells affordable Windows CE-based devices that allow customers to access the Internet via narrowband or broadband networks. In addition, the Company is in the process of entering the software development business by undertaking work-for-hire contracts for software development for third-party hardware and software companies. The Company has already been developing software for Windows CE for customers purchasing the MSU V5 including applications such as a complete terminal-based SmartCard application for a customer in Italy.

The Company's products enable customers such as consumer and business end-users to communicate simply and easily by using e-mail and the World Wide Web without the necessity of technical or personal computer knowledge or expertise. In December 2001, we began early production runs of our MSU/Version 5 ("MSU V5") Internet access device. In February 2002, we started receiving our first commercial production of MSU V5 devices. In April 2002 the Company introduced several new variations of the MSU V5 targeted at specific niche markets.

The market for Internet access devices was very negatively impacted in the past 14 months by the events of September 11, 2001 in New York and Washington, and by major disruptions in foreign exchange markets. Companies such as MSU Devices that were introducing new technology and new products in the third calendar quarter of 2001 were especially disadvantaged, not only in the United States, but also internationally. The events of September 11, 2001 significantly extended the Company's sales cycles and led to major deferrals of purchases by potential customers. Since September 2001 the Company has not been successful in obtaining customers purchasing significant quantities of MSU V5s. The company did sign two large purchase commitments in the past 12 months, 40,000 units in South Africa and 60,000 units in Argentina, however, both were deferred indefinitely due to foreign exchange problems in each respective country. MSU Devices did obtain orders from customers who purchased smaller quantities to seed their markets.

In order for MSU Devices to continue in business the Company will have to raise additional capital in the fiscal year ended June 30, 2003, and potentially beyond this period as well. If successful in raising sufficient capital to sustain its business, the Company will upgrade the MSU V5 to Windows CE.NET, Microsoft's newest version of their Windows CE operating system and will continue to market the MSU V5. The Company will also continue to offer our new contract software development services which requires relatively less capital investment than our MSU V5 product business. As per our Consolidated Statement of Cashflow for the fiscal year ended June 30, 2002, we had "Net Cash Used in Operating Activities" of $3.7 million and as per our Consolidated Balance Sheet as of June 30, 2002, our "Current Liabilities" exceeded our "Current Assets" and we had a "Total Shareholders Deficit" of $2.8 million. If we do not generate and sustain greater revenues from the sale of our products and services in the future we will not achieve profitability and our losses will continue and as a result our independent accountants have expressed doubt about our viability as a going concern. They have included an explanatory paragraph in their report on our financial statements which states that (i) we have suffered and continue to suffer significant losses from our operations; (ii) we have an accumulated deficit; (iii) we continue to have negative cash flows from operations; and (iv) we have a very limited client base. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Report of Independent Certified Public Accountants."

If successful in raising sufficient resources to sustain its business, the Company will continue to market the MSU V5 and will also upgrade the MSU V5 to Windows CE.NET, Microsoft's newest version of their Windows CE operating system.

Industry

The Growth In The Internet

The Internet is an increasingly significant global electronic mass medium for conducting business, collecting and exchanging information, facilitating communications and providing education and entertainment. According to International Data Corporation's (IDC) report entitled, "The Global Market Forecast for Internet Usage and Commerce", the number of Internet users worldwide was 500 million in 2001 and is expected to increase at a compounded average growth rate of 16% to reach more than one billion in 2006. In its report, IDC estimated that there were 145 million Internet users in the U.S. in 2001, which is expected to increase to 232 million in 2006.

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

Personal Computers and the Personal Computer-Like Experience

Today, most people who access the Internet do so using Intel-based personal computers ("PCs") that typically run one of the Windows operating systems developed and sold by Microsoft. The PC platform is the dominant hardware/software configuration for accessing the Internet today because of its near-universal adoption on a worldwide basis as the tabletop or "personal" computer of choice. Almost all Internet-related World Wide Web sites and e-mail programs are tailored for use on PCs first and foremost. While the PC has achieved near universal status as an Internet access device, the search for alternative means of accessing the Internet has continued. Alternative Internet access devices attempt to address principal PC user complaints, including:

Ease-of-Use: Given the universal nature of the PC, it must be designed in such a fashion as to appeal to the widest possible number of users. In the calendar year 2001, worldwide PC shipments totaled over 100 million units. From accounting to zoology, the PC accomplishes many tasks using an incredible variety of software and hardware configurations, and thus its near universality. With so many users to appeal to, the PC is by definition harder to use when accessing the Internet than would otherwise be the case if the PC were designed specifically for this task.

Lower System Cost: The PC has inherited many features over its 20-year existence and thus must support a number of legacy software and hardware features. In addition, the PC must feature relatively very high-speed processors, large amounts of memory, and other features that are not required for an acceptable Internet experience.

We believe that while users of new Internet access devices want easier to use devices and lower overall system costs, they do not want to leave behind the richness and variety of the PC-like Internet experience. This means that, in our opinion, for any new Internet access device to be successful in the marketplace, it must offer a third and critical feature which is:

PC-Like Experience: The PC's near-dominance to date over accessing the Internet has set consumer and business user expectations as to what an Internet experience should look and feel like. Most PC users access the Internet via the World Wide Web using a software application called a "browser". The dominant browser in use today on PCs is "Internet Explorer" from Microsoft. While having a relatively simple browser was acceptable for experiencing the World Wide Web a few short years ago, this is no longer the case. Today, there are tens of millions of documents on the World Wide Web available to users that exist in many different formats. Reading and downloading such a wide variety of documents and document formats requires the use of increasingly sophisticated software applications called "browser plug-ins". In order to obtain a PC-like experience today, a browser must include browser plug-ins for viewing:

Compound Documents: Acrobat Portable Document Format ("PDF") from Adobe or a suitable clone is needed for viewing the increasing number of compound documents found on the World Wide Web featuring text and graphics; Multimedia Files: Real Audio/Video from Real Networks or the Windows Media Player from Microsoft is needed for viewing multimedia audio and video files; Web Animations: Flash from Macromedia is needed for viewing low-bandwidth animations featured on a wide variety of popular World Wide Web sites; and Java: A Java virtual machine is needed for viewing Java-based applets found on many World Wide Web sites and is also needed if programmers need to program the device using the Java programming language, one of the most popular programming languages used for writing custom software for deployment in Internet-centric applications. Java virtual machines are available from Sun Microsystems, Java's originator, and clone vendors such as Insignia Solutions that specialize in developing Java virtual machines for non-PC hardware.

We believe these are the essential plug-ins for experiencing the World Wide Web.

Our History

MSU has been developing Internet access devices since 1994. The Company developed four versions of its Internet access devices up to January 2001.

During this period, we incurred significant losses. In January 2001, the company began a major restructuring of its activities:

In January 2001, a new management team was recruited;

In January 2001, we moved our headquarters from the United Kingdom to Plano, Texas, a suburb of Dallas. Milton Keynes continued to market and support our products internationally;

In February 2001, we developed the specifications for the new MSU V5 and we discontinued development efforts on the MSU V4 Internet access device. We also stopped actively commercializing the MSU V3;

In March 2001, we implemented a financial restructuring plan whereby most of our liabilities were converted into equity and we raised $4.5 million from the sale of convertible debentures;

In April 2001, we began work on the MSU V5;

In July 2001, MSU reincorporated in Delaware from Florida;

In July 2001, we came to an agreement with the creditors of Web 2U Limited, our subsidiary in the United Kingdom, to settle their liabilities for cash and convertible promissory notes;

In October 2001, we signed a joint marketing agreement with EarthLink;

During the second half 2001, we established distribution arrangements to sell our product in eight countries;

In the last calendar quarter of 2001, we raised $1.2 million through the sale of special warrants in Canada;

In the first half of calendar year 2002, we raised $1.5 million through the issuance of 11.5% secured convertible bridge loan notes (the 11.5% Secured Notes.)

Events Subsequent to June 30, 2002

September 2002 Financing and Re-structuring

In light of the continuing difficulties of selling the Company's Internet access devices, subsequent to June 30, 2002, the Company continued to make changes to its financial strategy:

From July through November 2002, the Company raised a total of $509,667 in its 11.5% Secured Notes. Of this amount, $350,000 was raised from September to November 2002 as part of the "September 2002 Financing and Re-structuring". Monies from the September 2002 Financing and Re-structuring were invested as part of the 11.5% Secured Notes financing, subject to terms of the 11.5% Secured Notes being amended as follows:

    1. The due date of the 11.5% Secured Notes was extended to December 31, 2002 and the Company will continue to market the 11.5% Secured Note issue so long as the maximum amount of the 11.5% Secured Notes allowed under the 11.5% Secured Note Purchase Agreement of $3 million has not been reached. The due date of the 11.5% Secured Notes may be extended past December 31, 2002 a total of 30 days if deemed necessary. This extension can only be granted twice.

    2. The Company's 11.5% Secured Notes and Paid Equity Warrants sold to investors since December 2001 will be convertible into common shares of the Company at $0.02 per common share, or 50 common shares per $1.00 invested, pursuant to anti-dilution clauses and pursuant to at least 80% of the 11.5% Secured Notes in the current $250,000 round and previous $150,000 round of financing being raised from holders of Paid Equity Warrants and 11.5% Secured Notes. Since a total of $350,000 of the September 2002 Financing and Re-structuring monies raised to date has been raised from 11.5% Secured Note holders and Paid Equity Warrant holders this requirement has been met.

    3. The 11.5% Secured Notes are convertible into commons shares at the option of MSU Devices if the Company successfully completes the following:

        -- Conversion of the Paid Equity Warrants at the conversion price described above.

        -- Conversion of at least 70% of the Company's current accounts payables outstanding and current long-term debt of approximately $1,900,000 into common shares at a price of no lower than $0.02 per common share, or 50 common shares per $1.00 of indebtedness.

        -- Convenes a shareholder meeting no later than December 31, 2002 or on such date as may be agreed upon by the Company and by the 11.5% Secured Note Holders, and obtains shareholder approval to: (i) increase the authorized capital of the company to allow for the conversions outlined above, and (ii) reverse split the common stock of the Company such that after the reverse split, assuming all accounts payables, 11.5% Secured Notes, long-term debt and Paid Equity Warrants are converted into common shares of the Company, there will be no more than 5,000,000 outstanding common shares

        -- Obtains shareholder approval for an employee stock option plan for a maximum of 750,000 share options.


If the Company's accounts payables, 11.5% Secured Notes, long-term debt and Paid Equity Warrants are converted into common shares, the Company will have on a fully diluted basis between 300 and 360 million common shares outstanding which would indicate a reverse split ratio of approximately 60-70 existing shares for every common share in order to arrive at a maximum of 5 million shares outstanding after the reverse split outlined above.


In the event of a default by the Company under the terms and conditions of the 11.5% Secured Note Purchase Agreement the holders of the 11.5% Secured Notes can accelerate the maturity of the 11.5% Secured Notes and can elect to exercise their first priority lien on the assets of the Company, including intangible assets and intellectual property. The security pledged to the 11.5% Secured Notes will remain in effect until the Company has satisfied all the terms and conditions of the 11.5% Secured Note Purchase Agreement.


New Management and Changes to the Board of Directors:

On November 17, 2002, the Board of Directors of the Company approved the following as the Company's new management team:

--       Robert L. George; President, CEO, and Member of the Board of Directors
--       Matt Vacaro; Vice President Sales
--       Douglas Dillhoff; Vice President R&D and Chief Technology Officer
--       Judson Fortner; Vice President of Engineering
--       Kwok H. Phoon; Acting CFO

Robert George joined MSU in September 2002 and was promoted to President and Chief Executive Officer on November 17, 2002. Prior to joining MSU he was a Founder and President of AirCell Inc., an entrepreneurial startup company that developed airborne telecommunications systems. He holds nine patents related to that endeavor. Mr. George has over 25 years of executive management experience in various companies including Communications Technology Corporation, North American Philips' Medical Ultrasound, Aerojet-General and Xerox Electro-Optical Systems. Mr. George earned his MBA from Stanford University and holds a Master's degree in Aerospace Sciences from the University of Washington and a Bachelor of Aeronautical Engineering from the University of Minnesota.

Matt Vacaro joined MSU in October 2002 and was named Vice President of Sales on November 17, 2002. Prior to joining MSU he was District Sales Manager for 3D Systems, a stereo lithography company. He has over 20 years of sales experience in various technology companies including EDS, BPM Technology Incorporated and Metrowerks Inc. As Vice President of Sales at Metrowerks, Mr. Vacaro increased sales $4,500,000 in his first 9 months at the company. Prior to Metrowerks, he spent ten years in the manufacturing automation business. Mr. Vacaro has extensive experience in generating sales opportunities at start-up and business turn-around ventures. Mr. Vacaro holds a Bachelor of Science degree from Salem State College.

Doug Dillhoff joined MSU as Director of Engineering in March, 2002 and was promoted to Vice President of Research and Development and Chief Technical Officer on November 17, 2002. Prior to joining MSU he was Director of Software Development for HomeAccess MicroWeb, a California based e-commerce technology company. His experience includes over 20 years of software development and engineering management in various technology companies including DSC Communications Corporation (acquired by Alcatel), NEC and Tandy Corporation. While at HomeAccess he helped developed a secure client/server process for upgrading firmware on Internet Access Devices and was responsible for the network architecture of various LAN/WAN projects. As Director of Software Engineering at DSC Corporation, Mr. Dillhoff's responsibilities included managing over 70 engineers who were responsible for the software/hardware development environment for DSC's telecommunications products. At NEC he worked on the NEAX61E Class 5 Telephone Switch and developed a NEAX61E simulation/development environment, which was adopted worldwide at various NEC development centers. Mr. Dillhoff holds a Bachelor of Science degree from the University of Texas at Arlington.

Jud Fortner joined MSU as Principal Engineer in March, 2002 and was promoted to Vice President of Engineering on November 17th of 2002. Prior to joining MSU he was Principal Engineer at California based HomeAccess MicroWeb an e-commerce technology company. His experience includes over 20 years of software development in various technology companies including Samsung, NEC and Sprint. While at HomeAccess, he developed EFT (electronic funds transfer) processes and various SmartCard applications. At NEC he was involved in the development of the Network Management System for NEC's M10/20 ATM Switch and the call processing software for the NEAX61E Class 5 Telephone Switch. Mr. Fortner holds a Master of Science degree in Computer Science from the University of Texas at Arlington and a Bachelor of Science degree from Delaware Valley College.

Kwok H. Phoon joined MSU as Controller in June, 2002 and was named Acting CFO on November 17, 2002. Prior to joining the Company, he was the Controller for EngineX Network, Inc. in Richardson, Texas. Mr. Phoon was Director of Cost Accounting at Amkor Technology Inc. and its subsidiary and Director of Internal Audit at AdvaCare, Inc.. He also held senior management positions with Archive Corporation, Nestar Systems Inc., VLSI Technology, Inc., UTC Mostek Corporation and Texas Instruments, Inc. Mr. Phoon holds a Bachelor of Mechanical Engineering from the University of Auckland, New Zealand and a Master of Arts in International Management Studies from The University of Texas at Dallas. He is a Certified Internal Auditor and a Certified Public Accountant in the State of Texas, and a member of the AICPA and IMA.

Currently our Board of Directors consists of Jean Belanger, Stephen W. Coles, Robert L. George, D. Bruce Walter and Jeremy M. Simpson. Fred Kashkooli and Jeffery N. Green resigned from the Company's Board of Directors in August, 2002. Reference is made to "ITEM 10": Directors And Executive Officers Of The Registrant:, outlined below, for further details on the Board of Directors of the Company.

Our Strategy - MSU V5 Product Positioning

We are engaged in the Internet access device market running the Windows CE family of operating systems. Our strategy is to provide highly valued, differentiated hardware products and software and systems integration services for our targeted consumer and business markets. We design, market and sell affordable Internet access devices and provide software and systems integration services for the Windows CE family of operating systems that enable consumers and business end-users to communicate simply and easily by using e-mail and over the World Wide Web via the Internet without the necessity of technical or personal computer knowledge or expertise.

Simplicity: Our MSU V5 product family offers users a new level of simplicity. The device hides the complexities of system configurations, software maintenance and the dial-up process to access the Internet and e-mail.

Affordability: The MSU V5 product family is intended to serve as a low-cost programmable Internet access device platform.

PC-Like Experience: The MSU V5 product family provides a PC-like World Wide Web browsing and e-mail experience, and is programmable using the Java and XML programming languages. The MSU V5 can also be programmed in C++ and Visual Basic. The MSU V5's browser supports the most popular software plug-ins including: Java, Flash, Windows Media Player and PDF. The MSU V5 features Microsoft Pocket Word and can be administered remotely by MSU and its partners and customers.

Security: The MSU V5 product family is a diskless device and thus immune from computer "viruses" which can corrupt hard drives. The MSU V5 also includes Microsoft's Internet Explorer that provides for 128-bit encryption. In addition, MSU makes available an optional smart card reader from GemPlus used in conjunction with a smart card for both device and application specific access control, user authentication, secure messaging and secure application processing.

Flexibility: The MSU V5 product family has been designed to provide a high degree of flexibility from the user's perspective with regards to dial-up or broadband connectivity, various television or computer monitor display options and potential future hardware upgrade options using select PCMCIA- and USB-enabled peripherals with drivers for the MSU V5.

Programmability: With full Java, C++ and embedded Visual Basic programming language support, MSU V5s fully programmable, allowing users to write custom applications for the MSU V5.

Server-Based Computing: Using software from Citrix Systems Inc. or Microsoft Corporation, the MSU V5 can establish a session with a server, allowing users of the MSU V5 and other devices to view and work with an application as if it were running locally.

In summary, we sell affordable Windows CE-based Internet access devices and provide software and systems integration services that enable consumers and business end-users to communicate simply and easily by using e-mail and over the World Wide Web via the Internet without the necessity of technical or personal computer knowledge or expertise. Our mission is to empower consumers and business users to communicate simply and easily over the Internet without necessity of technical or personal computer knowledge or expertise. When using our products and services, end-users have access to an Internet service provider, e-mail hosting and content in a single, easy to use hardware/software appliance.

Sales and Marketing

In our fiscal year ended June 30, 2002, MSU Devices Ltd., our wholly owned subsidiary, and Netherland's CPS Broadcast Products B.V. jointly dissolved a sales and distribution agreement. MSU Devices Ltd. Now deals with Leaderman for the Benelux Countries and Equadoor in South Africa

In our fiscal year ended June 30, 2002, our UK Subsidiary sold 1,033 units of the older MSU V3 and 759 units of the current MSU V5. The majority of our UK subsidiary's sales of the MSU V3 were in Tunisia and El Salvador, and the majority of its sales of the MSU V5 were primarily in Italy. Sales in the United States were limited to 307 units of the MSU V5.


Customers

MSU Devices Ltd., (our wholly-owned UK subsidiary) and Netherlands's CPS Broadcast Products B.V. jointly dissolved a sales and distribution agreement. MSU Devices Ltd. now deals with Leaderman for the Benelux Countries and Equadoor in South Africa.

During the year, our UK subsidiary sold 1,033 units of the older MSU V3 and 759 units of the current MSU V5. The majority of MSU V3 sales were in Tunisia and El Salvador. MSU V5 sales were primarily to Eknoware in Italy. sales IN THE united States were limited to 307 units of the msu V5.


MSU V5 Product Platform

Prior to 2001, MSU was known primarily as a manufacturer of television-based Internet set-top boxes. The first four versions of the Company's hardware devices comprised proprietary software and hardware designed for television connection and targeted at the V.90-based dial-up Internet market. In 2001, the Company moved beyond this strategy by adopting the Microsoft Windows CE family of operating systems and other important software applications and by integrating the MSU V5 into narrowband and broadband-centric deployments via Ethernet. The Company's priority in building the MSU V5 was to expand the hardware and software capabilities included in the new MSU V5 Internet computer by:

changing the central processing units to the faster National Semiconductor Geode GX1 x86 processor running at 266 MHz;

increasing memory to 16MB of Flash and 64MB of SDRAM to facilitate access to heavily visited web sites, such as CNN.com, ESPN.com, ABCNews.com and others rich with pictures or graphics;

adding Ethernet support to easily integrate into broadband environments and to enable users to deploy Ethernet-based LANs to add more than one user to their high-speed connections;

deploying VGA support to allow users the option of using standard PC monitors and flat panel displays in addition to using television as the display medium;

changing to Microsoft's Windows CE operating system and Internet Explorer and adding Microsoft's Pocket Inbox Email and Pocket Word applications;

adding support for Microsoft's Windows Media Player, Personal Java, Macromedia Flash and PDF viewer, providing users a more PC-like experience when accessing the worldwide web;

and deploying more secure technology including SSL 3.0 from Microsoft and an optional secure smart card reader from GemPlus.

MSU V5 Hardware Specifications


The most important hardware supplier for the MSU V5 is National Semiconductor. The MSU V5 features eleven separate parts supplied by National Semiconductor, including the National Geode GX1 processor with MMX support that integrates fully accelerated 2D graphics. Along with the processor, other board-level components include the Geode CS5530A I/O companion device and its fast Ethernet controller. We chose the Geode microprocessor to power our MSU V5 device because it is an integrated x86 processor, which we believe is optimized for power, performance, and price for the target markets of the MSU V5.

The general hardware specifications for the MSU V5 product family include those described below:

Enclosure: The MSU V5 unit is black with a weighted base for proper balance and solid build, featuring a lens for infrared communication and four LED lights on the front panel. The four LED-based lights indicate power on or off, any modem activity taking place, any Ethernet-based LAN activity taking place, and if any unread email messages have been received. In addition, the front panel allows access to an optional Smart Card reader, an open PCMCIA slot and a USB connector. The back panel includes video connectors for TV and computer monitors, a USB connector, an Ethernet connector, a dial-up modem telephone jack, a PC ATA/IDE connector, and connectors for audio speakers.

Processor: The MSU V5 features an x86 National Semiconductor Geode GX1 processor running at 266MHz, plus the companion chip CS5530A.

Memory: The minimum memory configuration for the MSU V5 is 16MB of Flash memory and 64MB of SDRAM.

VGA or TV Display: The MSU V5 allows users to output their Internet data on either a standard television monitor or a standard computer monitor. By plugging in the supplied cables to the SCART connector on the rear panel, the MSU V5 supports RGB, CVBS or composite and S-Video outputs to the NTSC television format used in the United States and Canada and the PAL television format used throughout most of the rest of the world. The MSU V5 also supports standard computer monitors with 800x600 resolution and standard computer flat panels with 800x600 resolution. Due to the variability in viewing quality, MSU generally recommends the use of a VGA monitor in the United States, unless used with a newer, high quality television with at least a 27" screen.

Keyboard: The MSU V5 includes a regular wired PC keyboard and mouse or a wireless infrared keyboard with a built-in eight directional pointing device for cursor navigation. It includes connectors on the rear panel to plug in a standard computer industry "PS/2-compatible" keyboard and mouse. The four LED-based lights indicate power on or off, any modem activity taking place, any Ethernet-based LAN activity taking place, and if any unread email messages have been received.

PCMCIA Slot: The MSU V5's PCMCIA slot provides connectivity for Type III PCMCIA peripherals. PCMCIA is a popular PC industry connector and form factor used to add memory and functionality via PCMCIA cards. One popular PCMCIA-based feature is wireless connectivity using the 802.11b standard. The MSU V5 currently supports only a few select Hewlett-Packard printers, as we, together with our partners, will need to write specific software drivers for any peripherals to be supported by the MSU V5.

Modem & Ethernet: The MSU V5's 56k V.90 standard dial-up modem uses a chipset from Conexant Systems, Inc. The MSU V5 also supports standard 10 Megabit per second ("Mbps") and 100 Mbps Fast Ethernet, otherwise known as 10/100 Base-T Ethernet. Most users of advanced broadband services, such as cable modems and DSL, connect devices in their homes or businesses via standard Ethernet. With support for standard Ethernet and dial-up, the MSU V5 allows users to connect to the Internet using the 56k V.90 modem or faster broadband modems that they purchase separately and connect to the MSU V5 via the Ethernet port.

Smart Card Reader: The MSU V5 supports an optional ISO7816 smart card reader using the Gemplus GemCore Lite(TM) chipset. Smart cards are especially popular in Europe and have been recently adopted for wide scale deployment by the United States Department of Defense.

USB/IDE Connectors: The PC industry has moved to standard USB connectors for most of its popular peripherals. The MSU V5 features one USB connector on the front panel of the device and one USB connector on the rear panel. The MSU V5 does not currently contain the software drivers necessary to support USB-based PC peripherals at large, and as such, support for USB-based peripherals will be added on as needed basis. In addition to USB, the MSU V5 includes on the rear panel of the device the older standard PC ATA/IDE connector.

Audio Support: The MSU V5 features stereo audio output so users can add standard PC stereo speakers to the device and also supports audio out for stereo headphones as well as standard audio microphone input via a separate connector on the rear panel of the device.

Power: The MSU V5 does not have a power switch but rather is powered on when plugged in. The MSU V5 features advanced power management capabilities to power down the device into standby mode when it is not in use. This power management approach increases the average useful life of the Flash memory included in the MSU V5.


MSU V5 Software Specifications

Operating System: The MSU V5 features the consumer electronics embedded systems version of the Windows operating system, Windows CE 3.0, designed and developed by Microsoft. The Windows CE family of operating systems is built around an application programming interface that is consistent with Microsoft's other 32-bit Windows-based operating systems and allows devices to communicate with each other, share information with Windows-based PCs, and connect to the Internet.

Browser: Internet Explorer 4.0 ("IE4.0"): The MSU V5 features the world's most popular PC-based software browser for browsing the World Wide Web. IE 4.0 running on Windows CE 3.0 includes support for most of the important Internet standards including: HTML 4.0, Jscript, Caching, Cookie Management, GIF, JPEG, & BMP Formats, and Offline Browsing, and 40- and 128-bit SSL.

Browser Plug-ins:

Windows Media Player ("WMP"): The MSU V5 supports streaming and static audio and video media with WMP by Microsoft. We include WMP in the device in lieu of support for Real Audio and Real Video from Real Networks, the other widely used audio and video browser plug-in on the PC, because there is no free version of the Real-based software plug-in for non-PC hardware. WMP supports all the popular streaming and static audio and video standards including: AVI, MIDI, MPEG, MPEG-4, MP3, WAV and WMA.

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

Insignia Java Virtual Machine: Sun Microsystems' Java programming language and Java virtual machine technology are synonymous with the World Wide Web and the Internet. Insignia Solutions' Jeode Java Virtual Machine ("EVM") offers complete compatibility with Sun's PersonalJava 1.2 and EmbeddedJava 1.0.3 specifications, which specifications are roughly equivalent to Sun's PC-based implementation of the Java JDK 1.1.8. Insignia's EVM was the first independently developed virtual machine to pass Sun's PersonalJava and EmbeddedJava test suites, thus ensuring full compliance with Sun's specifications. As a result, Insignia's EVM is a Sun-authorized Java virtual machine, which allows us to use the Sun Java logo in marketing and selling the MSU V5. Our substantial commitment to Java ensures that the MSU V5 supports World Wide Web sites that use Java extensively, and that programmers will be able to write custom applications to run on the MSU V5 using the Java programming language.

Applications: MSU Custom User Interface: Certain aspects of the user interface such as the logo, help pages, device settings, and home pages are configurable by the customer; Microsoft Outlook Express Email Client: standard email client that allows storage and viewing of email on the local machine; and Microsoft Pocket Word: A reduced version of Microsoft Word that will allow customers to edit and update Microsoft Word-based documents.

Internet Protocols: The MSU V5 supports dial-up communications via its on-board modem and cable- and DSL-based broadband communications via Ethernet. Over such communications backbones, the MSU V5 supports all the commonly used Internet protocols including: TCP/IP, PPP, SLIP, SNMP, NDIS For LAN, and RDP 5.0.

Device Driver Support: Supports USB and PCMCIA Devices. Drivers will be added for USB Devices (printers, for example) and PCMCIA (storage devices, for example) devices as indicated by the customer. It will also be based on memory availability and driver availability.

Thin Client Software: Citrix Independent Computing Architecture ("ICA") Client:
Citrix ICA is used for server-based computing that enables applications to execute 100 percent on a server, and not the terminal device used by the end-user. The client component of ICA establishes a session with a Citrix server, allowing users of the MSU V5 and other devices to view and work with an application as if it were running locally. Citrix ICA transmits screen changes, keystrokes, and mouse movements between client and server over the network. By integrating ICA client software with the Windows CE operating system running on MSU V5, we give software developers "built-in" server-based computing capability. This makes it easier for developers to launch products that are compatible with the server-based computing model, which has been widely adopted by enterprises and Application Service Providers. The benefits of what is called "thin-client" computing include (i) extending the reach of business-critical applications to MSU V5 users over any Internet network connection; (ii) seamlessly providing access to applications running on a Citrix server together with access to local resources like local printers and local drives; (iii) providing a rich user interface while reducing bandwidth consumption and minimizing congestion on corporate Internet-based networks; (iv) reducing the total cost of ownership through centralized application management and the ability to leverage existing computing infrastructure as well as the relatively inexpensive MSU V5; and (v) enhancing data security by keeping all application processing on the server.

Microsoft Remote Display Protocol ("RDP") Client: The Remote Desktop Protocol also allows for the use of "thin clients" in corporate computing but interfaces only with Windows NT-based server applications, and not Windows NT- and UNIX-based server applications which Citrix allows for.

Remote Administration: BSQUARE Remote Device Administrator ("RDA") Client Server
Application: The BSQUARE Remote Device Administrator is a client-server application for updating, managing, and monitoring MSU V5 devices in remote locations. When the RDA client is installed in an MSU V5, we together with our partners and customers are then able to: (i) manage multiple MSU V5 devices through a single interface, centrally or from a central location. Companies can push local content and program updates to the MSU V5 devices in the field; (ii) deploy, track and monitor enterprise-wide deployments of custom applications written specifically for deployment on the MSU V5 and initiate or schedule updates to MSU V5 remote devices. Companies can also clone client configurations and push the templates to clients during deployments; (iii) update and create flexible update schedules for clients and groups of clients, including triggered updates. Group devices logically and easily manage each group separately, enabling customers to customize devices based on a group's needs; and (iv) configure, display, set, and modify client configurations, including settings, current operating status, events, and MSU V5 device hardware inventory. MSU V5 devices managed by RDA appear maintenance free to end users, who automatically receive updates even while working in the field. The advanced remote management capabilities in RDA save time and reduce maintenance and support costs for corporate IT departments, Application Service Providers, and Cable and Network Operators.

Manufacturing and Purchasing

We entered into a contract manufacturing relationship to outsource the hardware design and production of the MSU V5 to BioStar Microtech International Corporation and related subsidiaries in Taipei, Taiwan ("Biostar"). BioStar is one of the leading PC-motherboard manufacturers in Taiwan and utilizes state-of-the-art manufacturing equipment and strong inventory management practices to achieve rapid inventory turnover and maintain reduced inventory levels. Biostar's manufacturing methods provide rapid pass-through of material cost decreases in its products.

Our product manufacturing agreement with Biostar was entered into as of August 21, 2001 for a term of one year with automatic one-year renewal periods. Either party may terminate the agreement upon certain termination events including material breach and bankruptcy. Biostar may terminate this agreement if we do not order a minimum amount of MSU V5 units annually or if we utilize a third party to manufacture MSU V5 units.

Our product design and development agreement was entered into as of June 14, 2001 for a term of one year. Pursuant to the terms of this agreement, we paid Biostar in the aggregate a development fee of $118,000. The Company does not have any material on-going obligations pursuant to the terms of this agreement.

We expect that Biostar will be able to obtain the necessary hardware components for the MSU V5 from suppliers in a timely manner to meet our production goals. Most of the components used in the MSU V5 are available from multiple sources; however, certain components are typically obtained from single sources. It is possible that Biostar may experience difficulties in obtaining certain hardware components from time to time, which difficulties could affect Biostar's ability to meet our orders. Management believes that in the event Biostar is unable to meet our orders, the Company will be able in a timely manner to secure another third party to outsource the production of the MSU V5.


Engineering


The engineering team has been focused on expanding the functionality of the MSU V5 to satisfy the requirements of various prospects and customers. The primary emphasis was on development applications to exploit the Gemplus (R) Smart Card reader which is standard in the MSU V5. When supplied with an optional Gemplus Smart Card and appropriate software applications, the MSU V5 has the ability to support secure access and/or secure transaction processing. This capability is a key differentiator of the MSU V5 from most competing Internet appliances, and PCs in general, as most do not come equipped with a Smart Card reader as standard equipment.

The first Smart Card application developed last year uses a Gemplus Smart Card as a key to unlock the MSU V5 and store customer specific data. When a valid Smart Card is present, the MSU V5 keyboard and mouse can be used to navigate within the MSU V5 environment. Without a valid Smart Card, the keyboard and mouse locks and a screen saver occupies the screen directing the user to insert a valid Smart Card. Only a valid Smart Card can unlock the system. A valid Smart Card is one programmed specific to the MSU V5 Smart Card application (i.e. the file structure of the Smart Card is written in a format unique to the MSU V5 Smart Card application). The client company wanted the ability to render a Smart Card invalid in the event an account went delinquent. MSU engineers developed means for the connected server to download a trigger to a specific user's MSU V5 whereby the MSU V5 could disable the Smart Card on demand, and in turn, lock the MSU V5. Additional Smart Card applications are under evaluation and development.


The engineering team also worked to `localize' the MSU V5 for various International markets including: Italy, Germany, France, and Mexico. This initiative resulted in country specific environments whereby both the desktop icons and the MSU proprietary applications were rewritten in the languages of the target country.


Several core improvements were made to the product including: an improved dialer which simplified dial-access configuration settings, auto configuration/detection for TV output versus VGA monitor, user configurable control for 640x480, 800x600, and 1024x760 resolution settings.


Product evolution:

The engineering team is now working to port the MSU V5 from Windows CE 3.0 to Windows CE.NET. By migrating to this new version of Microsoft's operating system for thin client devices (e.g., diskless computers), the MSU V5 user will enjoy the latest desktop experience including the latest versions of Internet Explorer, Windows Media Player, etc. Additionally, Windows CE.NET comes standard with additional viewers that enable the user to view several file formats including Microsoft Excel, Microsoft Word, Microsoft PowerPoint and Adobe Acrobat PDF file types. The MSU V5 will also enjoy the performance benefits derived from the OS enhancements of Windows CE.NET.

Expanding services:

MSU has spent the last year improving and customizing the MSU V5 to satisfy various market opportunities. As a result, MSU's engineering team has developed and refined valuable skills in the Windows CE domain that can now be exploited for other companies. Specifically, MSU can now offer development services to other companies with the Windows CE family and other operating systems based products.


Technical Support and Customer Service

Our distributors and resellers provide front-line technical support for end-users of the prior versions of our products and we intend to arrange for similar support for end-users of our MSU V5 device. Our technical analysts answer technical support calls from distributors and resellers. Our technical support group intends to implement a fax-on-demand system providing installation tips and technical documents to customers via fax. We maintain a home page on the World Wide Web to provide customer support and information.

Sales and Marketing

Given our limited resources, our sales and marketing efforts to date have focused on large volume opportunities in vertical markets, such as the education, retirement communities and assisted living facilities, government and banking sectors. MSU's sales and marketing strategy is to utilize its direct sales force; develop strategic relationships and alliances with distributors, independent agents, system integrators and value added resellers ("VARs"); and focus on obtaining marketing agreements with large Internet Service Providers ("ISPs").

MSU Direct Sales Force. Currently, four of the 10 MSU employees, are engaged in sales and marketing efforts.

The Company's Vice President of Sales is responsible for sales and marketing activities in North America.


Its United Kingdom Managing Director is responsible for sales and marketing activities internationally.

Distribution/Sales Channels/Strategic Partnerships. MSU intends to distribute the MSU V5 Internet computer using a variety of channels including:

distributors in the United States, Argentina, Netherlands, England, Italy, and Mexico; strategic partners such as ISPs and their strategic marketing partners; and through our own web site.

EarthLink Strategic Marketing Alliance. In October 2001, we entered into a one-year joint marketing agreement with EarthLink whereby each company agreed to market the other company's products and/or services. The agreement is automatically renewed for successive one-year periods unless terminated by either party on 30 days written notice to the other party prior to the expiration at the relevant term. In addition, either party may terminate the agreement for any reason upon 60 days written notice to the other party. Since the execution of this agreement, no significant sales have resulted.




The Competition

The Internet access marketplace is very competitive. Competition is based on price, product quality, reliability and availability, credit terms, name recognition, delivery time, service and support. The MSU V5 has competitors in the set-top-box, Internet appliance, and thin client markets, and, to a certain extent, competes directly with PCs.

Set-Top-Boxes. These products are designed to provide an end-user with broadcast programming, web surfing, and email through a single device connected to a TV. Although these devices typically are more expensive to produce than the MSU V5, some digital broadcast service providers can "buy down" the cost of the device and provide them to the consumer at a price below that of the MSU V5. The Company believes that each of these products falls short of the Internet capabilities provided by the MSU V5 as many cannot access all web sites, few are programmable, and even fewer can use a monitor as its view option. Competition from set-top-box manufacturers includes the following:

WebTV from RCA along with similar TV set-top-boxes that offer limited web surfing and email using the TV as their viewing medium are plentiful, especially in Europe and Asia. AOL sells AOLTV using a hardware product from Phillips. Net@Home markets a TV set-top-box on the Home Shopping Network.

Internet Appliances and Internet Computers. Probably the most similar to the MSU V5, Internet appliances are products designed primarily to access the Internet. Although some of these devices can perform other specific functions, they do not offer the full capabilities of a traditional PC. Products developed in this area include:

IPAQ IA-1 and IA-2 developed by Compaq Computer Corporation;
NIC developed by New Internet Computer Co., which offers an optional VGA PC monitor or flat panel display at additional cost; and other stand-alone Internet appliance platforms developed by other manufacturers and suppliers, such as the NetGem 4.0 interactive television platform from NetGem SA and the eVilla Network Entertainment Center from Sony Corporation.

We believe the MSU V5 is superior to these Internet appliance products based on its cost, functionality and available features.

Thin Client Workstations. Some companies are reverting to a centralized computing solution (versus distributed processing) , which uses a thin client workstation to access its processing capabilities from a central server. The MSU V5 can function as a thin client workstation, generally defined as a desktop device with little or no local storage that exists only on a corporate or industry specific network. A server on the network provides applications and data storage. Manufacturers of other thin clients include:

Wyse Technology Inc. with its Wise Wintern thin client products; and Neoware Systems Inc. with its EOM computing appliances.

PCs and Discounted "White Box" PCs. The MSU V5 competes with name-brand PCs, such as those manufactured by Apple Computer, Inc., Dell Computer Corporation, Gateway, Inc., Hewlett-Packard Company and IBM Corporation, as well as "white box" PC manufacturers which assemble "no brand" PC's, selling them for less than their branded competitors.

As the market for Internet access devices develops, we expect that brand name companies will attempt to develop and launch their own intelligent computing devices. We also expect to face increased competition from PCs as they decline in price and from numerous other products that offer connectivity to the Internet.

Additionally, companies with significant market presence in the computer hardware, software and networking industry may enter the markets in which we compete and further intensify competition. These competitors and other potential competitors may have significantly greater financial, technical, sales, marketing, support and other resources than we do. There is no assurance that we will be able to establish and maintain a market position in the face of increased competition.

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

Proprietary Rights, Licenses and Trademarks

In 2001, we discontinued our own custom TV-video processor development work and decided to focus on using off-the-shelf standard video processors in conjunction with our products due to cost reductions available when using standard parts and time-to-market advantages. As a result, we do not derive any substantial value from any of our patents related to this previously undertaken custom video processor activity, including the patents listed below. Unless otherwise indicated, all names referred to in this Annual Report on Form 10-K are trademarks and/or registered trademarks of their respective owners.

We have patents and registered trademarks and pending applications including:

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

Slipstream in the United Kingdom (Reg. No. 2121511, effective December 1997);

and ENVOY in the United Kingdom (Reg. No. 2117809,  effective November 14,
1997), China (Reg No. 1244930, effective February 7, 1999), Hong Kong (Reg. No. 07060/99, effective June 7, 1999), European Community (Reg. No. 586107, effective January 26, 1999), Taiwan (Reg. No. 816504, effective September 16,
1998) and Singapore (Reg. No. T97/06442I, effective November 30, 1999).

Employees

As of September 30, 2002, we had a total of 10 full-time employees - three in research and development, four in sales and marketing, and three in general administration. Of these employees, eight are located in the United States and two in the United Kingdom. Our future success depends in part, on our continuing ability to attract, train and retain highly qualified technical, sales, marketing and managerial personnel. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.


ITEM 2.  PROPERTIES.

                  Our headquarters are located in a leased facility in Plano, Texas, consisting of 3,000 square feet of office space under a two-year lease, which expires in February 2003. This facility houses all functions of the organization, with the exception of a sales office located in the United Kingdom. Our UK facility comprises 1,260 square feet of office space in Milton Keynes, England. The lease for this facility expires on June 27, 2005.

ITEM 3.  LEGAL PROCEEDINGS.

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

                  On May 15, 2001, Web 2 U Limited filed a company voluntary arrangement (the "CVA") pursuant to Part 1 of The Insolvency Act 1986, as amended (the "Insolvency Act"). The substance of the CVA proposal was as follows:

-- Claims of preferential creditors (as defined under the Insolvency Act) would be discharged in full in priority to the claims of unsecured creditors;

-- After the claims of preferential creditors have been satisfied, unsecured creditors whose admitted claims are less than or equal to (pound)2,500 would be paid in full; and

-- Unsecured creditors whose admitted claims are greater than(pound)2,500 would be issued convertible promissory notes (the "CVA Notes") by the Company for the principal sum of the individual unsecured creditors admitted claim. The principal amount of the CVA Notes will be paid in three equal installments: the first on the third anniversary of the issue date, the second on the fourth anniversary and the third on the fifth anniversary. Interest will accrue on the CVA Notes at a rate of 5% per annum and be payable annually by the Company, with the first interest payment due on the first year anniversary of the issue date. At any time after the Company's stock price closes at $1.25 for five consecutive trading days, the Company will have the option to automatically convert the outstanding balance and accrued and unpaid interest of the CVA Notes into shares of common stock at a conversion rate of one share of common stock per $1.00 owed.

                  The CVA was approved by Web 2 U Limited's creditors at a meeting of those creditors held in the United Kingdom on July 16, 2001. On August 20, 2001, Web 2 U Limited was discharged from the administration order.

         We have finalized the financial restructuring of Web 2 U Limited. A settlement was reached with Web 2 U Limited's significant creditors in July 2001, in which the significant creditors were issued 5% convertible promissory notes of MSU (the 5% Notes) with five year terms for amounts due to them, interest payable annually and with repayments of principal commencing after three years. The Company has the right to convert the notes into common stock at $1.00 per share in the event the Company's stock price closes at or above $1.25 per share for five consecutive business days. These notes totaling (pound)587,916 ((pound)= British Pounds), translate to $901,157 at the June closing. The Notes were issued to Web 2 U Ltd's significant creditors on December 31, 2001. On April5, 2002, all assets, liabilities and employees of Web 2 U Ltd. were transferred to the UK parent, MSU plc. Subsequent to the transfer, the Company changed the name of MSU plc to MSU Devices Ltd. As a result the active international sales office operations are now being conducted from MSU Devices Ltd. On April 11, 2002, a Notice of Completion was filed on the High Court of Justice, London, England to finalize the Company Voluntary Arrangement of the Company's subsidiary, Web 2 U Limited.



                  Darran Evans, Web 2 U Limited's former President and Chief Executive Officer, resigned on March 1, 2001 and worked through the period of notice given by him until April of 2001. Mr. Evans brought a claim against the Company in the High Court of England and Wales for a termination payment of (pound)100,000, which he alleged to be owed to him pursuant to the terms of certain correspondence, together with unpaid salary of approximately (pound)10,000 allegedly due to him. On July 11, 2002, the High Court ruled that Judgment be entered in favor of the Claimant for the sum of $75,000.

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

                            RANGE OF BID INFORMATION


                                                             High        Low
Fiscal year ended June 30, 2002:
Quarter ended June 30, 2002.............................     $0.25      $0.05
Quarter ended March 31, 2002............................     $0.25      $0.05
Quarter ended December 31, 2001.........................     $0.75      $0.17
Quarter ended September 30, 2001........................     $0.60      $0.34
Fiscal year ended June 30, 2001:
Quarter ended June 30, 2001.............................     $0.70      $0.22
Quarter ended March 31, 2001............................     $0.69      $0.19
Quarter ended December 31, 2000.........................     $1.06      $0.30
Quarter ended September 30, 2000........................     $1.56      $1.00
Fiscal year ended June 30, 2000
Quarter ended June 30, 2000.............................     $2.94      $1.34
Quarter ended March 31, 2000............................     $5.00      $2.44
Quarter ended December 31, 1999.........................     $3.69      $2.03
Quarter ended September 30, 1999........................     $5.63      $2.94

         Trading in our stock is sporadic. On November 15, 2002, the bid price quoted for our common stock was $0.01 per share. As of November 15, 2002, there were 66,270,754 shares outstanding, held by approximately 423 shareholders of record with 18,523,266 shares being held in "street name".

Dividend Policy

         We have never paid any dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future.



Recent Sales of Unregistered Securities

         Between October 1, 2000 and June 30, 2001, the Company issued $4.5 million aggregate principal amount of 10% Convertible Notes (the "10% Notes") at par due one year from the date of issuance in a private placement. The 10% Notes were convertible into shares of common stock at a conversion rate of $0.20 per share.

In December, 2001, the notes were converted into 13,310,123 shares of stock and 10,774,936 Special Warrants. These shares and special warrants were issued under
Section 3(a)(9)of the Securities Act of 1933.


During the year ended June 30, 2002, the Company sold special warrants covering
5.1 million shares of the Company's common stock for $1.275 million cash. Special warrants covering 600,000 shares of the Company's common stock and a cash commission of approximately $86,000 were paid as placement fees.

The special warrants are convertible into common stock at no additional cost to the holder. The special warrants were issued without registration under the Securities Act of 1933, as amended ("the Act"), in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder, and Regulation S under the Act.

Between March 2002 and June 2002, the Company issued approximately $1,488,000 in 11.5% convertible promissory notes (11.5% Promissory Notes") to accredited investors, which mature September 30, 2002. On September 23, 2002, the maturity of the 11.5% Promissory Notes was extended to December 31, 2002. Of the amount issued, a total of $825,000 were issued to four directors and $49,000 to an individual for services rendered in the Company's financing.

The 11.5% Promissory Notes are presently convertible at any time at the option of the holders into shares of common stock at a rate of 50 shares per $1 loaned, subject to adjustment in certain events.


In July 2001, a settlement was reached with the significant creditors of Web 2 U Limited, a U.K. subsidiary of the Company, whereby the Company agreed to issue them 5% convertible promissory notes of the Company, with interest payable annually, maturing December 2006, collateralized by assets of the Company, convertible at the option of the Company into shares of common stock at a rate of one share for each $1.00 of note principal converted in the event that the Company's stock price closes at or above $1.25 per share for five consecutive business days.


Item 6.           SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our financial statements. The financial statements for each of the fiscal years in the four-year period ended June 30, 2001 have been audited by Moore Stephens Lovelace, P.A., independent certified public accountants. The financial statements for the fiscal year ended June 30, 2002 was audited by King Griffin & Adamson P.C., independent certified public accountants.You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those statements included elsewhere in this Report on Form 10-K.


                                                                         Year Ended June 30
                                                  2002             2001           2000           1999            1998
(in thousands, except share data)
Income statement data:
Total revenue ..........................    $     277          $    1,394     $      905     $       32     $    4,179
Cost of revenues .......................          216               3,782            928             53              8
(Loss) income from operations ..........       (4,267)             (9,401)        (4,334)        (3,338)           (11)
Net (loss) income ......................       (6,755)            (10,232)        (4,906)        (9,685)             -
Net (loss) income per common share
  basic and fully diluted ..............    $   (0.15)         $    (0.35)    $    (0.19)    $    (0.47)    $     0.02

                                                                              June 30,
                                                  2002             2001           2000           1999            1998
Balance sheet data:
Working capital ........................    $  (2,228)         $   (3,185)    $    1,310     $    1,521     $   (4,401)
Cash and cash equivalents ..............          106               1,280          1,190          2,604            166
Total assets ...........................          344               1,905          4,345          3,341          2,573
Total current liabilities ..............           47               4,953          2,660          1,294          4,646
Long-term debt .........................          901                  --            505            505             --
Total shareholders' equity (deficit) ...    $  (3,033)         $   (3,048)    $    1,180     $    1,542     $   (2,074)


Exchange Rates

                  Our subsidiary, MSU Devices Ltd. conducts a significant amount of their operations in pounds sterling. References to $ in this prospectus are to US dollars and in many instances represent translations of pounds sterling into dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent those dollar amounts. Unless otherwise stated, the translations of pounds sterling into US dollars have been made at the average rate for the year indicated. The following table sets forth, for the periods indicated, certain information concerning the rates of pounds sterling per US dollar:

                                             Ended June
                                 30 Of Period
Fiscal Year     At End Average     Rate(1)        High(2)         Low(2)

1997                 .60             .62             64            .59
1998                 .60             .60            .62            .60
1999                 .63             .61            .63            .60
2000                 .66             .63            .66            .61
2001                 .69             .71            .71            .67
2002                 .69             .69            .72            .65


(1) Represents the average of the rates on the last day of each month during the relevant period.
(2) Represents the highest and lowest rates used in the average rate calculation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THIS SECTION UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


Overview

     We design, market and sell affordable Internet access devices that enable consumer and business end-users to communicate simply and easily by using e-mail and over the World Wide Web via the Internet without the necessity of technical or personal computer knowledge or expertise. When using our products and services, end-users have access to an Internet service provider, e-mail hosting and content in a single, easy to use hardware/software device. Additionally, we have taken the skills used to develop the device and are utilizing them to establish a business in software development services.

     We have been in business since 1994. In undertaking our business activities since 1994, we have realized an accumulated deficit of $38 million. Beginning in January of 2001, the Company undertook a complete review of our strategic direction. As a result of this review, the Board of Directors agreed to (1) remain in the Internet access device business, (2) undergo several significant changes in strategy, and (3) begin restructuring the activities of the Company. In the third calendar quarter of 2001, we launched our new Internet access device product, the MSU V5. The MSU V5 sells in volume for under $200 per device.


Significant Risks


     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2002, the Company incurred a net loss of approximately $6.8 million. The Company expects that it is likely to incur net losses into fiscal 2003. The Company will incur net losses beyond 2003 if anticipated revenues from orders for MSU V5 are not realized and if revenues from its contract software development services are not realized Orders for the MSU V5 require, without limitation, approval of final production samples, customer acceptance, satisfactory product performance, and the ability of the products to compete successfully in a highly competitive market. Should any one of these assumptions fail, the Company could incur net losses beyond 2003 in its Internet access device business and may not be unable to continue as a going concern.


Results of Operations

Revenues

     Revenues during the years ended June 30, 2002, 2001 and 2000 were approximately $277,000, $1,394,000 and $905,000, respectively. The Company commenced sales of its new product MSU V5 in 2002 and consequently, has only a limited number of customers. A limited amount of revenue resulted from sales of the MSU V5.

     Sales in the year ended June 30, 2002 of approximately $277,000 were to customers, which were primarily based outside of the United States, 87 % of total revenues reported related to sales of the MSU V5.



     A concentration of revenues in such a small number of customers, where the loss of one customer could have a material adverse effect on the business is a risk. The Company is focused on a number of trial opportunities worldwide to increase its customer base. The Company's revenues by geographic region during the years ended June 30 2002, and 2001 were approximately as follows:

    Location                     2002            2001          2000
-----------------             ---------       ----------     ---------
Europe                        $ 203,000       $ 618,000      $ 343,000
Asia                               --           610,000        562,000
North America                    74,000         166,000          --
                              ---------       ----------     ---------
                              $ 277,000       $1,394,000     $ 905,000
                              =========       ==========     =========


Cost of Revenues

     The cost of revenues for the years ended June 30, 2002, 2001 and 2000 were approximately $216,000, $3,782,000 and $928,000, respectively. The cost of revenues in 2002 was 78% of revenues; down from 271% in prior year. For the year ended June 30, 2001, the high cost of revenues was due to the costs involved with the production of ISP3 and a reserve for obsolescence of the ISP3 product in the amount of $1,920,000. The cost of revenues in the year ended June 30, 2000, at 103% of revenues were significantly higher than expected due to the high costs involved with the initial production run of ISP 2.

Research and Development Expenses

     Research and development expenses generally consist of expenditures related to the Company's development of its hardware and software. We have excluded all overhead costs other than employee, independent contractor, development tool and prototype costs. All research and development costs have been fully expensed. The Company incurred limited research and development expenses during the fourth quarter of 2002 due to the completion and market introduction of the MSU V5.

     For the years ended June 30, 2002, 2001 and 2000, research and development costs were approximately $1,267,000, $1,111,000 and $2,036,000, respectively. As a percentage of revenues, research and development expenses were approximately 457% in 2002, 80% in 2001 and 225% in 2000.

     The fluctuations from period to period reflect the varying demands for research and development which are dictated by technological changes and the need for the Company's products to remain competitive and commercially viable, and the requirements of the Company's customers. The management team was successful in leveraging outside contractors to assist in the design and development of the MSU V5 at significantly lower costs than in the past. This was achieved through the integration of off-the-shelf software and OEM components, which resulted in lower costs to the Company.

Selling, General and Administrative Expenses

     Selling, general and administrative and other expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising, promotional costs, communication, occupancy costs, and professional fees.


     Selling general and administrative expenses were approximately $2,856,000, $5,542,000 and $2,190,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease in the year ended June 30, 2002 is primarily due to a decrease in personnel in the United States and decreases in other related expenses in order to manage cash flows due to the Company's current financial situation. The increase over the year ended June 30, 2001 is primarily due to an increase in personnel in the United States and in investment banking and professional fees resulting from the Company's fund raising activities.


     The management team intends to decrease selling, general and administrative expenses as a percent of revenues during the 2003 fiscal year.

Depreciation Expense

     Depreciation is calculated using the straight-line method over the estimated useful lives of our depreciable assets, which consist principally of electronics equipment used in the design and testing of our products.

     Depreciation expense was approximately $115,000, $71,000 and $83,000 for the fiscal years ended June 30, 2002, and 2001, respectively.

Interest Expense

     Interest expense was approximately $293,000, $297,000 and $113,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Interest expense in 2002 represents interest payable on the convertible bridge loans and long-term debt arising from a settlement in which certain creditors balances were converted into notes payable. Interest expense in 2001 represents interest payable on promissory notes totaling $1,330,000 issued prior to fiscal year 2001, and on the bridge loan promissory notes of $4,500,000 that were issued in the second, third, and fourth quarters of fiscal 2001. The interest expense in 2000 is attributable to promissory notes in the amount of $1,330,000.

Other Income (expense)

     In 2002, the Company expensed approximately $2,201,000 in amortization of deferred financing costs, with over 87% of this cost relating to the 10% bridge loans issued in 2001 and the remainder totaling the conversion of the 8% bridge loans and the 11.5% bridge loans issued in the second half of fiscal year 2002.

     In the year ended June 30, 2001, the Company expensed approximately $228,000 in deferred financing costs associated with the bridge loan convertible notes during the year. These costs were incurred in connection with the sale of the $4,500,000 10% convertible promissory notes between October of 2000 and July of 2001. In addition, the Company expensed approximately $382,000 in relation to its investment in American Interactive Media which the Company has deemed to be unrecoverable.

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

     The plan was implemented in March of 2001, and a total of fourteen positions at Web 2 U Limited were eliminated, principally in the Company's management and research development departments. The decision was also made to relocate the accounting system and accounting operations to the U.S. As a result, the Company recorded a restructuring charge of approximately $91,000 and $289,000 in fiscal years 2002 and 2001 for the restructuring of the UK operations, which is comprised of involuntary termination benefits and legal fees.

     On May 15, 2001, Web 2 U Limited filed a company voluntary arrangement (the "CVA") pursuant to Part 1 of The Insolvency Act 1986, as amended (the "Insolvency Act"). The substance of the CVA proposal was as follows:

     -- Claims of preferential creditors (as defined under the Insolvency Act) would be discharged in full in priority to the claims of unsecured creditors;

     -- After the claims of preferential creditors have been satisfied, unsecured creditors whose admitted claims are less than or equal to pound)2,500 would be paid in full; and

     -- Unsecured creditors whose admitted claims are greater than 2,500 pounds would be issued convertible promissory notes (the "CVA Notes") by the Company for the principal sum of the individual unsecured creditors admitted claim. The principal amount of the CVA Notes will be paid in three equal installments: the first on the third anniversary of the issue date, the second on the fourth anniversary and the third on the fifth anniversary. Interest will accrue on the CVA Notes at a rate of 5% per annum and be payable annually by the Company, with the first interest payment due on the first year anniversary of the issue date. At any time after the Company's stock price closes at $1.25 for five consecutive trading days, the Company will have the option to automatically convert the outstanding balance and accrued and unpaid interest of the CVA Notes into shares of common stock at a conversion rate of one share of common stock per $1.00 owed.

     A settlement was reached with Web 2 U's significant creditors in July 2001, in which the significant creditors were issued 5% convertible promissory notes for amounts due to them with five-year terms, interest payable annually and with repayments of principal commencing after three years. The Company will have the right to convert the notes at $1.00 per share in the event that the Company's stock trades close at or above $1.25 per share for five consecutive business days. Web 2 U successfully emerged from administration on August 20, 2001.

     On April 5, 2002, all assets, liabilities and employees of Web 2U Limited were transferred to its UK parent, MSU plc. Subsequent to the transfer, the Company changed the name of MSU plc to MSU Devices Ltd. MSU Devices Ltd. Remains an active international sales office of MSU Devices, Inc. On April 11, 2002, a Notice of Completion was filed with the High Court of Justice, London, England to finalize the Company Voluntary Arrangement of the Company's subsidiary, Web 2 U Ltd.

Liquidity and Capital Resources

     MSU has financed its operations primarily through private sales of unregistered equity and debt securities.

     For the year ended June 30, 2002, cash used in operating activities of approximately $3,800,000 was mainly attributable to the Company's net loss for the year of $6,500,000 offset by non-cash depreciation and amortization expense of $2,316,000 and net changes in operating assets and liabilities of $515,000. For the year ended June 30, 2001, cash used in operating activities of approximately $6,044,000, mainly attributable to the Company's net loss of $10,232,000 offset mainly by stock issued for services and settlements of $1,158,000 and net changes in operating assets and liabilities of $1,878,000.

            Cash flows used in investing activities of approximately $74,000, $54,000 and $111,000 during fiscal 2002, 2001 and 2000 related primarily to the acquisition of computer equipment.

            Cash flows from financing activities of approximately $2,600,000 for fiscal year 2002 were primarily attributable to proceeds from the issuance of convertible bridge loans and special warrants of $2,590,000. Cash flows from financing activities of approximately $4,067,000 for the year ended June 30, 2001 were primarily attributable to an issue of new convertible bridge loan notes of $4.25 million and to the repayment, in cash, of $150,000 of convertible notes.

         On September 6, 2002, the Company announced the completion of the $4.5 million 10% Convertible Bridge Loan conversion. The Company approved the issuance of restricted common stock to the holders of the Special Warrants issued in December 2001. The issuance of the additional shares was the final transaction under the terms of the loan. The total number of shares approved was 12,832,073, which included each Special Warrant exchanged for one share of common stock, plus 10% additional shares authorized for issuance to each Bridge Loan holder to offset the reduced liquidity provided relative to the original terms of the loan. In approving the issuance, all Directors of the Company waived their participation in the 10% additional issuance.


         The Company issued approximately $1,488,000 in 11.5% convertible promissory notes to accredited investors between February and June 2002, which mature December 31, 2002. On September 23, 2002, the maturity date of the 11.5% Secured Notes was extended to December 31, 2002.


In light of the continuing difficulties of selling the Company's Internet access devices, subsequent to June 30, 2002, the Company continued to make changes to its financial strategy:

In July through November 2002, the Company raised an additional total of $509,667 in its 11.5% Secured Notes. Of this amount, $350,000 was raised from September to November 2002 as part of the "September 2002 Financing and Re-structuring". Monies from the September 2002 Financing and Re-structuring were invested as part of the 11.5% Secured Notes financing, subject to terms of the 11.5% Secured Notes being amended as follows:

    1. The due date of the 11.5% Secured Notes was amended to be extended to December 31, 2002. The Company can continue to market the 11.5% Secured Note issue so long as the maximum amount of the 11.5% Secured Notes allowed under the 11.5% Secured Note Purchase Agreement of $3 million has not been reached. The due date of the 11.5% Secured Notes may be extended past December 31, 2002 a total of 30 days if deemed necessary. This extension can only be granted twice.

    2. The Company's 11.5% Secured Notes and Paid Equity Warrants sold since December 2001 are convertible into common shares of the Company at $0.02 per common share, or 50 common shares per $1.00 invested, pursuant to anti-dilution clauses and pursuant to at least 80% of the 11.5% Secured Notes in the current $250,000 round and previous $150,000 round of financing being raised from holders of Paid Equity Warrants and 11.5% Notes. Since a total of $350,000 of the September 2002 Financing and Re-structuring monies raised to date has been raised from 11.5% Secured Note holders and Paid Equity Warrant holders this requirement has been met.

    3. The 11.5% Secured Notes are convertible into commons shares at the option of MSU Devices if the Company successfully completes the following:

        -- Conversion of the Paid Equity Warrants at the conversion price described above.

        -- Conversion of at least 70% of the Company's current accounts payables outstanding and current long-term debt of approximately $1,900,000 into common shares at a price not lower than $0.02 per common share, or 50 common shares per $1.00 of indebtedness.

        -- Convenes a shareholder meeting no later than December 31, 2002 and obtains shareholder approval to: (i) increase the authorized capital of the company to allow for the conversions outlined above, and (ii) reverse split the common stock of the Company such that after the reverse split, assuming all accounts payables, 11.5% Secured Notes, long-term debt and Paid Equity Warrants are converted into common shares of the Company, there will be no more than 5,000,000 outstanding common shares

        -- Obtains shareholder approval for an employee stock option plan for a maximum of 750,000 share options.


If the Company's accounts payables, 11.5% Secured Notes, long-term debt and Paid Equity Warrants are converted into common shares, the Company will have on a fully diluted basis between 300 and 360 million common shares outstanding which would indicate a reverse split ratio of approximately 60-70 existing shares for every common share in order to arrive at a maximum of 5 million shares outstanding after the reverse split outlined above.


In the event of a default by the Company under the terms and conditions of the 11.5% Secured Note Purchase Agreement the holders of the 11.5% Secured Notes can accelerate the maturity of the 11.5% Secured Notes and can elect to exercise their first priority lien on the assets of the Company, including intangible assets and intellectual property. The security pledged to the 11.5% Secured Notes will remain in effect until the Company has satisfied all the terms and conditions of the 11.5% Secured Note Purchase Agreement.



     At June 30, 2002, the Company's principal source of liquidity was approximately $106,000 in cash and cash equivalents. The Company will need additional funds for working capital in the calendar first quarter of 2003 and on an on-going basis. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that it will be able to continue as a going concern.



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

Goodwill and Intangible Assets

     None

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, deferred financing costs and stock based compensation, related to what we believe are most critical to our business operations and are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.


Deferred Financing Costs

The costs attributable to the issuance of certain convertible promissory notes, including debt discounts, resulting from warrants issued with the notes and or beneficial conversion features are generally amortized over the earliest period during which conversion may occur.


Stock Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, under which the Company recognizes no compensation expense related to employee stock options when options are granted with exercise prices at or above the estimated fair value of the stock on the date of the grant. The Company provides the supplemental disclosures required by FAS 123 for equity instruments granted to employees.

The Company accounts for common stock issued to non-employees using Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" and the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measurement. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probably that performance will occur.








ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        For information concerning this Item, See "Item 15, Exhibits, Financial Statement Schedules, and Reports on Form 8-K"





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

                  Certain information as of June 30, 2002 with respect to the executive officers and directors of the Company is set forth below:

                   Name                       Age              Position

Jean Belanger..........................        48      Chairman and President
D. Bruce Walter........................        59      Director
David Craig............................        58      Vice President and
                                                        Chief Financial Officer
Cliff Johnson..........................        40      Vice President and
                                                        Chief Technology Officer
Raymond R. Dittrich....................        53      Vice President - Sales
                                                        and Market Development
Jeremy Miles Simpson...................        67       Director
Fred Kashkooli.........................        60       Director
Jeffery Nelson Green...................        58       Director
Stephen Walter Coles...................        44       Director

Subsequent to June 30, 2002, Fred Kashkooli and Jeffery N. Green resigned from the Company's Board of Directors and David Craig, Cliff Johnson and Ray Dittrich resigned as Vice President and Chief Financial Officer, Vice President and Chief Technology Officer and Vice President, Sales and Market Development, respectively. On November 17, 2002, the Board of Directors was expanded to include Robert L. George, the Company's newly appointed President and Chief Executive Officer. On November 17, 2002, the Board of Directors also approved the appointments of Douglas Dillhoff as Vice President R&D and Chief Technology Officer; Judson Fortner as Vice President of Engineering; Kwok Phoon as Acting CFO; and Matt Vacaro as Vice President, Sales.

The Company's Board of Directors currently consists of Jean Belanger, Stephen W. Coles, Robert L. George, D. Bruce Walter and Jeremy M. Simpson. Reference is made to "Events Subsequent to June 30, 2002 - New Management and Changes to the Board of Directors".

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


Committees of the Board

COMPENSATION COMMITTEE. The Compensation Committee is composed of Messrs. Simpson, Coles and Walter. Its functions are to review our general compensation strategy; establish salaries and review benefits programs; review, approve, recommend and administer incentive and compensation plans; and approve certain employment agreements.

NOMINATING COMMITTEE. The Nominating Committee is composed of Messrs. Walter, Simpson and Cole. Its functions are to solicit recommendations for candidates for the Board of Directors; develop and review background information for candidates; make recommendations to the Board of Directors regarding such candidates; and review and make recommendations to the Board of Directors concerning candidates for directors proposed by stockholders.

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


                               ANNUAL COMPENSATION

                                                                                       Other Annual
                                                    Fiscal       Salary         Bonus  Compensation
Name and Principal Position                         Year         ($) (1)        ($)      ($)(2)
---------------------------                         ----         -------        ---      ------
Wynford Peter Holloway, CEO (3)...............      2000         181,500        --       40,972
...............................................      1999         195,300        --       38,604
Darren Huw Evans, CEO(4)......................      2001          81,416        --       20,007
...............................................      2000          95,242        --        4,727
D. Bruce Walter, CEO (5)......................      2002         187,500        --       27,085
...............................................      2001         120,000        --           --
...............................................      2000              --        --           --
Jean J. Belanger, Chairman....................      2002         170,833        --       10,415
Raymond R. Dittrich, V.P Sales................      2002         145,000        --       16,665
Pritesh M. Patel, V.P. Technology.............      2002         130,208        --        9,374
Patti J. Brown, V.P. CFO......................      2002         125,000        --        9,374

---------------


       (1) The salaries and other annual compensation paid to Wynford Peter Holloway and Darren Huw Evans were paid by Web 2 U Limited All remaining compensation was paid by MSU Devices. (2) Represents personal benefits in addition to salary. Of Mr. Holloway's personal benefits, the 1999 amount represents $29,295 with respect to a car allowance and $9,309 with respect to contributions to a personal retirement plan; and the 2000 amount represents $27,225 with respect to a car allowance and $13,567 with respect to contributions to a personal retirement plan. Mr. Evans' personal benefits in 2000 represent a car allowance and in 2001 represent a car allowance of $5,428 and contributions to a personal retirement plan of $14,579. All "Other Compensation" paid in Fiscal Year 2002 represents the contemporaneous value of stock issued in lieu of salary.

       (3) Mr. Holloway resigned as Chief Executive Officer in November of 1999.

       (4) Mr. Evans served as Chief Executive Officer of Web 2 U Limited from November of 1999 to January of 2001.

       (5) Mr. Walter became President and Chief Executive Officer in January of 2001.

Long Term Compensation

     Other than the employee stock options, which are described below, there were no long-term compensation awards or payouts in any of the fiscal years ended June 30, 2002, 2001, or 2000.

Employment Agreements

During the fiscal year ended June 30, 2001, the Company entered into employment agreements with D. Bruce Walter, the new President and Chief Executive Officer, Raymond R. Dittrich, Vice President of Sales and Market Development, Patti J. Brown, Vice President of Finance and Chief Financial Officer, and Pritesh M. Patel, Vice President, Technology and Chief Technology Officer.
Subsequently, Mr. Walter and Mr Dittrich resigned in July 2002, Ms. Brown and Mr. Patel resigned in May 2002. Mr. Walter remains as a Director of the Company

Each of the agreements with Mr. Walter, Mr. Dittrich, Mr. Patel, and Ms. Brown contains a non-competition clause, restricting the employee from soliciting our customers and employees and from holding an interest in a competing firm during employment and for a specified period of years thereafter.

By correspondence dated August 6 and November 10, 1999, we entered into an employment agreement with Darran H. Evans to serve as our Chief Executive Officer of Web 2 U Limited at an annual base salary of approximately (pound)75,000, subject to annual increases within the discretion of the Board of Directors. As part of the employment contract, Mr. Evans also received stock options to purchase 300,000 shares of common stock at a price equal to the market value of the common stock at the date of the grant. In April 2001, Mr. Evans resigned as President and CEO of Web 2 U. Mr. Evans has since brought a claim in the High Court of England and Wales for a termination payment of (pound)100,000 which he alleges to be owed to him pursuant to the terms of certain correspondence, together with unpaid salary of approximately (pound)10,000 allegedly due to him. On July 11, 2002, the High Court ruled that Judgment be entered in favor of the Claimant for the sum of $75,000 (US Dollars).


Compensation of Directors

Directors are reimbursed for all reasonable expenses in attending each Board Meeting.



Stock Option Grant Table

The following table sets forth certain information concerning options granted to the named executive officers named in the "Annual Compensation" table during our fiscal year ended June 30, 2002

              None.

              The total number of options granted to an employee in the fiscal year ended June 30, 2002 was 412,000 at an average weighted exercise price of $0.25 per share.

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


Stock Option Exercises and Holdings Table

The following table provides information concerning the values of unexercised options held by the named executive officers at June 30, 2002. No such officers exercised their options during the Company's fiscal year ended June 30, 2002.

June 30, 2002 Option Values


                                    Number of Unexercised Options at     Value of Unexercised In-the-Money Options at
                                    --------------------------------     --------------------------------------------
                                          Fiscal Year End (#)                          Fiscal Year End
Name                                Exercisable        Unexercisable         Exercisable           Unexercisable
----                                -----------        -------------         -----------           -------------

Jean Belanger                         1,250,000             250,000               --                     --
Chairman
D. Bruce Walter,                      1,250,000             250,000               --                     --
President and CEO
Wynford Holloway, former                300,000                  --               --                     --
President and CEO
Darren Evans, former President               --                  --               --                     --
and CEO

We have a Compensation Committee made up of three members of the Board of Directors. During fiscal 2002, our directors and executive officers participated in deliberations at meetings of the Board of Directors concerning executive officer compensation.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The table below sets forth certain information concerning the beneficial ownership of our common stock as of November 15, 2002, by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                                      Amount and Nature of
                                                                                       Beneficial Ownership
                                                                            -----------------------------------------
                                        Address of Beneficial Owner                                           Percentage
Name of Beneficial Owner                Holding  5%                    Amount of Common Stock                     (%)
------------------------                -----------                    ----------------------                     ---

Wynford Peter Holloway...........       Elder House, 526-528 Elder
                                        Gate
                                        Central Milton Keynes
                                        MK9 1LR ENGLAND                       3,138,333                            2.8
Jeremy Miles Simpson.............       C/0 MSU Devices Inc.                  2,979,854                            2.6
                                        2901 North Dallas Parkway
                                        Suite 460, Dallas Texas
                                        75093
Jeffrey Nelson Green.............                                             1,169,664                            1.0
Stephen Walter Coles.............                                               792,831                            0.7
                                        C/0 MSU Devices Inc.
                                        2901 North Dallas Parkway
                                        Suite 460, Dallas Texas
Jean Belanger....................       75093                                22,469,095                           19.5
D. Bruce Walter..................                                             2,896,247                            2.5
Mark W McLaughlin................       San Antonio, Texas 78232              6,539,356                            5.7
All directors and officers as a Group                                        30,931,035                           26.9

Options exercisable within 60 days of November 15,2002

Wynford Peter Holloway     272,712
Jeremy Miles Simpson       405,954
Jeffrey Nelson Green        95,918
Stephen Walter Coles       181,260
Jean Belanger              536,712
D. Bruce Walter            575,507
Mark W McLaughlin          388,647


                      Equity Compensation Plan Information

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of securities to be    Weighted average exercise      Number of securities
        Plan Category             issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and           future issuance
                                    warrants and rights                rights
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
 approved by security holders                0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
 approved by security holders            6,662,503                      $0.55                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                        6,662,503                      $0.55                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) The company has separate agreements with 19 present and former Directors, officers and employees and no formal plan.

(2) As to the options on 3,120,000 shares, the material features of each arrangement are set forth in note 9 to the financial statements.

(3) As to the other 3,542,503 options, there are 19 individual arrangements with persons. The option prices range from $0.25 to $2.75. All have five year terms expiring from 8/01/02 to 5/15/06. The vesting schedules vary with the majority vesting in equal monthly installments over 36 months.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  For information regarding options to purchase common stock issued to directors and officers see "Executive Compensation".



                  In March of 2001, we entered into a consultant agreement with our former Chief Executive Officer, Wynford Holloway. Pursuant to the terms of the settlement we agreed to engage Mr. Holloway as a consultant until February 28, 2005 for an annual fee of (pound)71,200 and the issuance to Mr. Holloway of 120,000 shares of common stock. In addition as part of the settlement we were in the process of finalizing with Mr. Holloway the grant of an option to acquire 1,500,000 shares of common stock at an exercise price of $1.00. Mr. Holloway's option would expire on February 28, 2003. A final "Release Agreement" dated March 21, 2002 provided a payment of $62,500 to Mr Holloway and agreement to the cancellation of the option.

                  In May and June of 2002, we issued shares of common stock in payment of unpaid salary for the following individuals:

                       Jean J. Belanger          73,344 Shares
                       Patti J. Brown            65,012
                       Raymond R. Dittrich      117,358
                       Pritesh M. Patel          65,012
                       D. Bruce Walter          190,737

Three directors of the Company were issued 10% convertible bridge loan notes (see Note 10) totaling approximately $703,000 during the year ended June 30, 2001. These notes carry a one-year term. The principal plus accrued interest on these notes was converted during the fiscal year 2002. The two Non-Canadian Directors received common shares, and the Canadian director received special warrants, as did all other converting Canadian note holders. The conversion price in both cases was one common share or Special Warrant, convertible into one common share, per $0.20 loaned to the Company

For each Non-Canadian Director, the combined amount of principal and interest converted, together with the number of shares issued to each is set forth below:

           --------------- ---------------------------- -----------------------
                             Principal and Interest      Number of Shares
                                    Converted
           --------------- ---------------------------- -----------------------
            Jean Belanger                     $543,137               2,715,687
           --------------- ---------------------------- -----------------------
           Jeremy Simpson                     $ 52,944                 264,722
           --------------- ---------------------------- -----------------------

The Canadian Director, Jeffery Green, converted $106,653 of principal and interest into 533,263 Special Warrants.


During the year ended June 30, 2002, the Company sold special warrants that are convertible into common shares. Two Directors purchased Special Warrants, Jean Belanger; $729,000 and D. Bruce Walter; %50,000.

As of June 30, 2002, MSU has issued an aggregate principal amount of approximately $1,500,000 of 11.5% convertible promissory notes in a private placement. Jean Belanger, Jeremy Simpson, D. Bruce Walter and Jeffrey Nelson Green purchased promissory notes in the principal amount of $737,500 , $50,372, $25,000 and $10,000, respectively.


ITEM 14. CONTROLS AND PROCEDURES

Under transition provisions contained in the final rules adopted by the Securities and Exchange Commission relating to, among other things, the evaluation of the Company's disclosure controls and procedures, the Company is not required to perform the evaluation of its disclosure controls and procedures for purposes of this Report. Accordingly, the required disclosure as to whether or not there have been significant changes in the company's internal controls, or in other factors that could affect those controls, subsequent to such an evaluation is not applicable to the Company.



                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         (a) 1.       Financial Statements

The following financial statements are filed as a part of this report:



                                                                                                        Page

         Report of Independent Public Accountants....................................................   F-2

         Consolidated Financial Statements:
              Balance Sheets as of June 30, 2002 and 2001............................................   F-4
              Statements of Operations for the years ended June 30, 2002, 2001, and 2000.............   F-5
              Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000....   F-6
              Statements of Cash Flows for the years ended June 20, 2002, 2001 and 2000..............   F-7
              Notes to Consolidated Financial Statements.............................................   F-8


                  2.       Financial Statement Schedules

Information with respect to this Item regarding the financial statement schedule is contained on page F-1 of this Annual Report on Form 10-K.

              (b) Reports on Form 8-K. The following Forms 8-K were filed during the fourth fiscal quarter, April 1-June 30, 2002:

                  April 4, 2002 Item 5, Item 7. May 2, 2002 Item 5, Item 7. May 16, 2002 Item 5, Item 7.
                  June 25, 2002 Item 4, Item 7.

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

Exhibit Number                               Exhibit Title
--------------                               -------------

2.01(1) Certificate of Ownership and Merger as filed in the Office of the Secretary of the State of Delaware by MSU Corporation and MSU Acquisition Corporation on July 16, 2001.

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

21.01(2)                   Subsidiaries of the registrant.


----------
(1)      Incorporated by reference to the Form 8-K filed on August 7, 2001.

(2) Incorporated by reference in the exhibits to the Form 10-K for the fiscal year ended June 30, 1997, filed on September 25, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MSU DEVICES, INC.

                                             Registrant



Date: November 18, 2002                     By  /s/ Robert L. George
                                                --------------------
                                            Robert L. George ,President, Chief
                                            Executive Officer and  Director


Date: November 18, 2002                     By  /s/ Kwok H. Phoon
                                                -----------------
                                            Kwok H. Phoon, Acting Chief
                                            Financial Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: November 18, 2002                     By: /s/Jean Belanger
                                               -----------------------
                                               Jean Belanger, Chairman



Date: November 18, 2002                     By: /s/ Stephan W. Coles
                                               ----------------------------
                                               Stephan W. Coles, Director


Date: November 18, 2002                     By: /s/Jeremy M. Simpson
                                              ------------------------------
                                               Jeremy M. Simpson, Director


Date: November 18, 2002                     By: /s/_D. Bruce Walter
                                                ----------------------
                                               D. Bruce Walter, Director

                                  CERTIFICATION


           With regard to the Form 10-K for the fiscal year ending June 30, 2002 (the "periodic report") of MSU Devices, Inc. (the "issuer"),

           I, Robert L. George, certify that:

           1. the periodic report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

           2. the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operation of the issuer.


Date:     November 18, 2002                         /s/  Robert L. George
                                                    ---------------------
                                                         Robert L. George,
                                                         Chief Executive Officer

                                  CERTIFICATION


           With regard to the Form 10-K for the fiscal year ending June 30, 2002 (the "periodic report") of MSU Devices, Inc. (the "issuer"),

           I, Kwok H. Phoon, certify that:

           1. the periodic report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

           2. the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operation of the issuer.


Date:     November 18, 2002                         /s/  Kwok H. Phoon
                                                    ------------------
                                                         Kwok H. Phoon,
                                                         Acting CFO

                                  CERTIFICATION


I, Robert L.George, certify that:

1. I have reviewed this annual report on Form 10-K of MSU Devices, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on lour most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                    /s/ Robert L. George
Date:     November 18, 2002                         ----------------------------
                                                    Robert L. George
                                                    Chief Executive Officer

                                  CERTIFICATION


I, Kwok H. Phoon, certify that:

1. I have reviewed this annual report on Form 10K of MSU Devices, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date:     November 18, 2002                       /s/ Kwok H. Phoon
                                                    ------------------
                                                  Kwok H. Phoon
                                                  Acting Chief Financial Officer


                                                                                                                      Page
                                                                                                                      Number
                                                                                                                      ------
Reports of Certified Public Accountants                                                                                 F-2

Financial Statements

      Consolidated Balance Sheets                                                                                       F-4

      Consolidated Statements of Operations                                                                             F-5

      Consolidated Statements of Changes in Shareholders' Equity  (Deficit)                                             F-6

      Consolidated Statements of Cash Flows                                                                             F-7

      Notes to Consolidated Financial Statements                                                                        F-8


               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
MSU Devices, Inc.

We have audited the accompanying consolidated balance sheet of MSU Devices, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Devices, Inc. and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered, and continues to suffer, significant losses from its operations, has an accumulated deficit, continues to have negative cash flow from operations and currently has limited revenues. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                  KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
-------------
October 15, 2002

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
MSU Devices, Inc.

We have audited the accompanying consolidated balance sheets of MSU Devices, Inc. (formerly MSU Corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Devices, Inc. (formerly MSU Corporation) and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                             Moore, Stephens Lovelace, P.A.,

Orlando, FL
September 7, 2001


                       MSU DEVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2002 and 2001


                                    ASSETS
                                                                                       2002               2001
                                                                                   --------------    ----------------
CURRENT ASSETS
Cash and cash equivalents                                                              $ 106,428         $ 1,280,238
Accounts receivable                                                                       13,981               3,513
Other receivables                                                                         10,000             265,000
Inventory                                                                                 55,766                   -
Prepaid expenses and other                                                                61,683             218,795
                                                                                   --------------    ----------------

                        TOTAL CURRENT ASSETS                                             247,858           1,767,546

EQUIPMENT, net of accumulated depreciation of $411,254
and $296,605 in 2002 and 2001, respectively                                               96,256             137,129
                                                                                   --------------    ----------------

                        TOTAL ASSETS                                                   $ 344,114         $ 1,904,675
                                                                                   ==============    ================


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible 10% bridge loans                                                                 $ -         $ 3,894,670
Convertible 10% bridge loans - related party                                                   -             605,283
Convertible 11.5% bridge loan                                                            662,700                   -
Convertible 11.5% bridge loan - related party                                            825,372                   -
Unamortized discount, net                                                                      -          (1,598,840)
                                                                                   --------------    ----------------
                                                                                       1,488,072           2,901,113

Current portion of long-term debt                                                              -             195,000
Accounts payable and accrued liabilities                                                 988,099           1,856,555
                                                                                   --------------    ----------------

                        TOTAL CURRENT LIABILITIES                                      2,476,171           4,952,668

LONG-TERM DEBT                                                                           901,157                   -

COMMITMENTS AND CONTINGENCIES (Notes 1 and 12)

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value; 120,000,000 shares authorized; 53,438,591 and
38,547,868 shares issued and outstanding at
June 30, 2002 and June 30, 2001, respectively                                            534,387             385,479
Additional paid-in capital                                                            29,705,407          26,441,566
Special warrants                                                                       3,354,626                   -
Accumulated other comprehensive income                                                 1,791,212           1,789,017
Accumulated deficit                                                                  (38,418,846)        (31,664,055)
                                                                                   --------------    ----------------

                        TOTAL SHAREHOLDERS' DEFICIT                                   (3,033,214)         (3,047,993)
                                                                                   --------------    ----------------

                        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $ 344,114         $ 1,904,675
                                                                                   ==============    ================

        The accompanying notes are an integral part of the consolidated financial statements





                       MSU DEVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years Ended June 30, 2002, 2001 and 2000


                                                                          2002               2001                2000
                                                                    ---------------   -----------------    ---------------
REVENUES                                                                  $ 277,274         $ 1,394,380          $ 904,695

EXPENSES
Cost of revenues                                                            216,194           3,782,052            928,255
Restructuring of UK operations                                               91,052             288,965                  -
Selling, general and administrative                                       2,855,585           5,542,498          2,190,296
Depreciation                                                                114,649              70,960             83,267
Research and development                                                  1,266,885           1,110,847          2,036,450
                                                                     ---------------   -----------------    ---------------

                    TOTAL EXPENSES                                        4,544,365          10,795,322          5,238,268
                                                                     ---------------   -----------------    ---------------

                    OPERATING LOSS                                       (4,267,091)         (9,400,942)        (4,333,573)

OTHER INCOME (EXPENSE)
Interest income                                                               6,577              76,292             37,998
Interest expense                                                           (293,313)           (296,943)          (112,935)
Amortization of discount on convertible notes
and deferred financing costs                                             (2,200,964)           (228,406)          (441,251)
Impairment loss on carrying value of  investments                                 -            (382,474)                 -
Conversion loss on issuance of common stock
under market                                                                      -                   -            (55,788)
                                                                     ---------------   -----------------    ---------------
                    TOTAL OTHER INCOME (EXPENSE)                         (2,487,700)           (831,531)          (571,976)
                                                                     ---------------   -----------------    ---------------

                    NET LOSS                                           $ (6,754,791)      $ (10,232,473)      $ (4,905,549)
                                                                     ===============   =================    ===============

BASIC AND DILUTED LOSS
PER COMMON SHARE                                                            $ (0.15)            $ (0.35)           $ (0.19)
                                                                     ===============   =================    ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                46,065,579          29,083,000         25,793,000
                                                                     ===============   =================    ===============


        The accompanying notes are an integral part of the consolidated financial statements




                       MSU DEVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN SHAREHOLDERS' EQUITY (DEFICIT)

Years Ended June 30, 2002 and 2001 and 2000
                                                                                                                       Accumulated
                                                                                                        Other          Total
                    Comprehensive    Common Stock       Additional            Stock                     Comprehensive  Shareholders'
                    Income          $0.01 Par Value     Paid-In     Special   Subscription  Accumulated Income         Equity
                    (Loss)          Shares   Amount     Capital     Warrants  Receivable    Deficit     (Loss)
Receivable Deficit
 (Loss) (Deficit)   ------------------------------------------------------------------------------------------------------------

Balance
 - June 30, 1999         -      $25,364,262  $ 253,642 $ 17,854,174            $(148,750)  $(16,526,033) $ 108,820   $ 1,541,853

Issuance
 of common shares                 3,686,940     36,870    3,781,293                                                    3,818,163

Charge for
 discount on
 convertible
 notes issued                                               441,251                                                      441,251

Collection of stock
 subscription
 receivable                                                                        3,750                                  3,750

Translation
 adjustments       443,880                                                                                 443,880      443,880

Change in market
 value of
 Investments
 available
 for sale         (163,493)                                                                               (163,493)    (163,493)

Net loss        (4,905,549)                                                                   (4,905,549)            (4,905,549)
                --------------------------------------------------------------------------------------------------------------------

Comprehensive
 Loss          $(4,625,162)
               ============

Balance
 - June 30, 2000         -       29,051,202   290,512   22,076,718          -   (145,000)    (21,431,582)   389,207   1,179,855

Issuance of
 common shares                    9,148,166    91,482    2,118,255                                                    2,209,737

Cancellation of
 stock subscription                (145,000)   (1,450)    (143,550)              145,000                                      -

Issuance of
 15% penalty shares                  493,500    4,935      231,945                                                       236,880

Other                                                      (16,675)                                                      (16,675)

Discount on
 convertible
 bridge loan
 notes issued                                             1,827,246                                                     1,827,246

Issuance of
 options to
 contractors
 and repricing
 of options                                                 347,627                                                       347,627

Reclassification
 of change in
 market value of
 investments
 available for
 sale to account
 for permanent
 impairment         163,493                                                                                  163,493     163,493

Translation
 adjustments      1,236,317                                                                                1,236,317   1,236,317

Net loss        (10,232,473)                                                                 (10,232,473)            (10,232,473)
            ------------------------------------------------------------------------------------------------------------------------

Comprehensive
 loss           $(8,832,663)
                ============

Balance -
 June 30, 2001                  38,547,868  385,479 26,441,566                             (31,664,055)  1,789,017    (3,047,993)

Conversion of
 6% notes to
 common stock                      80,000       800     19,200                                                            20,000

Conversion of
 8% notes to
 common stock                     600,000     6,000      144,000                                                         150,000

Conversion of 10%
 bridge loan notes
 to common stock               13,310,123   133,101    2,588,924                                                       2,722,025

Beneficial
 conversion
 related
 to 8% notes                                             105,000                                                         105,000

Compensation
 expense for
 options granted
 to employee
 and contractor                                         (198,314)                                                       (198,314)

Issuance of
 special warrants
 for cash and
 conversion of debt                                                3,354,626                                            3,354,626

Reconcile stock
 ledger to stock
 transfer records                273,373     2,733       24,604                                                            27,337

Beneficial
 conversion feature
 relate to
 11.5% notes payable                                    497,123                                                           497,123

Stock issued
 for employee salaries           627,227     6,274       83,304                                                            89,578

Translation
 adjustments              2,195                                                                               2,195         2,195

Net loss             (6,754,791)                                                           (6,754,791)                 (6,754,791)
                -------------------------------------------------------------------------------------------------------------------

Comprehensive
 loss              $(6,752,596)
                   ============

Balance
 - June 30, 2002               53,438,591 $534,387  $29,705,407   $3,354,626    $      - $(38,418,846)    $1,791,212  $ (3,033,214)
                               ========== ========  ===========   ==========    ======== ============     ==========  =============



        The accompanying notes are an integral part of the consolidated financial statements








                       MSU DEVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          June 30, 2002, 2001 and 2000


                                                              2002            2001            2000
                                                          --------------  --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (6,754,791)  $ (10,232,473)   $ (4,905,549)
Adjustments to reconcile net loss to net
 cash used in operating activities
Depreciation                                                    114,649          70,960         83,267
Amortization of discount on convertible notes and deferred
financing costs                                               2,200,964         228,406        441,251
Impairment loss on carrying value of investments                      -         382,474              -
Non-cash expense related to grants of
stock purchase options                                         (198,314)        347,625              -
Issuance of stock for services and settlements                        -       1,158,202              -
Issuance of stock for employee salaries                          89,578               -              -
Non-cash interest expense                                       268,086         122,313         32,001
Conversion loss on issuance of common stock under market              -               -         55,788
Non-cash revenue related to sale of license                           -               -              -
(Increase) decrease in accounts receivable, net                 (10,468)        312,669       (362,016)
(Increase) decrease in inventories                              (55,766)      1,087,146     (1,184,650)
(Increase) decrease in prepaid expenses and other               217,112         249,600       (306,923)
Decrease in other receivables                                   255,000               -              -
Increase in accounts payable and accrued liabilities            109,313         354,009        739,473
Decrease in related-party accounts and advances payable               -        (125,140)       (46,548)
                                                          --------------  --------------   ------------

                    NET CASH USED IN OPERATING ACTIVITIES    (3,764,637)     (6,044,209) -  (5,453,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment, net                                  (73,776)        (54,338)      (110,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) borrowings under
short-term credit facilities, net                                     -         (17,556)        19,774
Proceeds from issuance of convertible promissory notes          662,700       3,629,670        900,000
Proceeds from issuance of note to related party                 825,372         605,283              -
Proceeds from issuance of convertible promissory notes that
 was converted to stock                                               -
Repayment of convertible promissory notes                       (25,000)       (150,000)             -
Proceeds from issuance of special warrants                      368,000               -              -
Proceeds from issuance of special warrants to related party     779,000               -              -
Repayment of note to related party                                    -               -        (20,291)
Issuance of common stock                                              -               -      3,580,374
Collection of subscription receivable                                 -               -          3,750
                                                          --------------  --------------   ------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES     2,610,072       4,067,397      4,483,607

EFFECT OF EXCHANGE RATE CHANGES                                  54,531       1,321,181        466,770
                                                          --------------  --------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,173,810)       (709,969)      (614,297)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                1,280,238       1,990,207      2,604,504
                                                          --------------  --------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 106,428     $ 1,280,238    $ 1,990,207
                                                          ==============  ==============   ============

Supplemental schedule of non-cash items
Interest Paid                                                       $ -               -              -
Income Taxes Paid                                                   $ -               -              -
Other Financing and investing activities:
Conversion of Notes Payable to Special Warrants             $ 2,207,626               -              -
Conversion of 6% Notes to Common Stock                         $ 20,000               -              -
Conversion of 8% Notes to Common Stock                        $ 150,000               -              -
Conversion of 10% Notes to Common Stock                     $ 2,722,025               -              -
Accounts Payable converted to Long-Term Debt                  $ 901,157               -              -
Beneficial conversion feature of notes payable                $ 602,123               -              -

      The accompanying notes are an intergral part of the consolidated financial statements

                                    F-7

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT RISKS

Organization and Basis of Presentation

In October 1994, MSU Devices, Inc. (formerly MSU Corporation, formerly Capital Acquisition Company) ("MSU"), acquired, through the issuance of 9,422,222 shares of its common stock, the outstanding capital stock of MSU Public Limited Company ("MSU Plc."), a private company organized and originally based in the United Kingdom, which owns all of the capital stock of Web 2 U Limited, formerly MSU UK Limited (see Note 3).

In July 2001, the Company changed its name from MSU Corporation to MSU Devices, Inc. and reincorporated in the State of Delaware. The Company was previously a Florida Corporation.

MSU has historically operated primarily through Web 2 U Limited, which has been principally engaged in the design and development of software computer chips and chipsets for use in high-volume consumer electronic products and in the sale of set-top-boxes that were used for Internet access. The activity of MSU's U.S. operations has not been significant since its inception. In January 2001, the Board of Directors reorganized the operations of the Company by hiring a new executive management team and relocating the principal offices from the United Kingdom to Plano, Texas, a suburb of Dallas. All development and sales of existing products were halted, and all resources were focused on the development of the fifth generation ("MSU V5") of the Company's Internet Access Device (see
Note 3). The Company launched the MSU V5 in the early part of calendar year
2002.

MSU Devices, Inc. designs, markets and sells affordable Windows CE-based devices that access the Internet and provides software systems integration and applications for the Windows CE family of operating systems that enable consumer and business end-users to communicate simply and easily by using e-mail and over the World Wide Web via the Internet without the necessity of technical or personal computer knowledge or expertise. When using our products, software or services, end-users have access to an Internet service provider, e-mail hosting and content in a single, easy to use hardware/software appliance. In December 2001, the Company began early production runs of the MSU V5 Internet access device. In February 2002, the Company started receiving its first MSU V5 production runs. In April 2002 the Company introduced several new variations of the MSU V5 targeted at specific niche markets. Sales of the MSU V5 were minimal due to the launch late in fiscal year 2002 and a lack of existing customers.

The consolidated financial statements include the accounts of MSU, MSU Plc., and Web 2 U Limited (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Going Concern Uncertainty

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the years ended June 30, 2002, 2001 and 2000, the Company generated net losses of approximately $6,494,000, $10,232,000, and $4,906,000, respectively, and expects to incur net losses in fiscal 2003 as it attempts to develop, upgrade and market its product and to develop its infrastructure to support operations.

At June 30, 2002, the Company had an accumulated deficit of approximately $38,158,000 and a substantial negative working capital ratio ($2,132,000 at June 30,2002).

Additionally, the Company has generated recurring negative cash flows from operations and currently has no active customer base for fiscal year 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with regard to these matters include increased cash flows from operations through sales of its MSU V5 proprietary Internet Access Device in respect of which commercial production has commenced and the issuance of additional shares of the Company's common stock or debt securities in exchange for proceeds, which may be used to provide the working capital needed to commercially exploit the Company's core technologies. The Company also intends to develop further its infrastructure and organization to support its enhanced operations as funds become available. However, there can be no assurance that management will be successful in the implementation of its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity, when purchased, of three months or less.

Equipment

Equipment is comprised of computer hardware and software and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, generally three to five years.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is generally comprised of Internet Access Devices, which are available for sale, and their components. During the year ended June 30, 2001, the entire amount of inventory was written off due to the obsolescence of version 2 and version 3 and due to the Company's decision to only market and sell the new V5 product in the future (see Note 3). At June 30, 2002, all of the Company's current inventory consisted of the MSU V5.


Investments

Investments consisted of publicly traded stock of a U.S. based company. This stock was conveyed to the company in partial payment of fees under a licensing agreement dated May 6, 1998. These investments were accounted for as available for sale securities. Consequently, the unrealized holding loss on these securities was reported as a separate component of shareholders' equity, unless a determination was made that the holding loss was other than temporary. If the holding loss was determined to be permanent, the loss was recognized in the year such a determination was made.


Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition

Revenues primarily consist of sales of Internet Access Devices and are recognized if persuasive evidence of an arrangement exists, delivery has occurred and collectibility is reasonably assured.

Deferred Financing Costs

The costs attributable to the issuance of certain convertible promissory notes, including debt discounts, resulting from warrants issued with the notes and or beneficial conversion features are generally amortized over the earliest period during which conversion may occur.

Research and Development Costs

Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge, which will be useful in developing new products or processes, or significantly enhancing existing products, and the implementation of such through design, building and testing of prototypes. The Company expenses all research and development costs as they are incurred as the Company does not have an established product life or customer base.

Stock Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employess", under which the Company recognizes no compensation expense related to employee stock options when options are granted with exercise prices at or above the estimated fair value of the stock on the date of the grant. The Company provides the supplemental disclosures required by FAS 123 for equity instruments granted to employees.

The Company accounts for common stock issued to non-employees using Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" and the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measurement. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probably that performance will occur.

Net Loss Per Share

Basic loss per common share is calculated by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. Dilutive earnings per share has not been presented since the effects would be anti-dilutive due to the Company's losses. The Company's options and warrants, however, could potentially dilute earnings per share in the future. Total options and warrants outstanding at June 30, 2002 were 9,112,503. Special warrants outstanding at June 30, 2002 totaled 24.4 million. Convertible debt outstanding at June 30, 2002 is convertible to 14.9 million shares of common stock.

Translation of Foreign Currency

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustments account in shareholders' deficit.

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

Management believes that credit risk with respect to accounts receivable is mitigated by the creditworthiness of the related customer.

Financial instruments reflected in the Company's balance sheets at June 30, 2002 and 2001 include cash and cash equivalents, receivables, notes payable, and other borrowings. The carrying amount of cash and cash equivalents, receivables, notes payable and other short-term borrowings approximates fair value because of the short maturity of those instruments. The long-term debt recorded amount approximates fair value based on the current equivalent terms on which a similar transaction creating this debt would be available.

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

Reclassifications

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.


Significant Recent Accounting Pronouncements

In August 2001, the FASB issued statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not believe that the implementation of this standard will have any material effect on its financial position, results of operations or cash flows.


NOTE 3 - RESTRUCTURING OF WEB 2 U

A restructuring charge of approximately $289,000 was recorded during fiscal year 2001 for the restructuring of the Company's UK operations, which is comprised of involuntary termination benefits and legal fees associated with the restructuring. In addition to the restructuring charges, inventory, which was comprised of Version 2 and Version 3 Internet Access Devices, in the amount of approximately $1.9 million was expensed and included in cost of revenues due to obsolescence and due to the Company's determination to focus all sales efforts on the Company's new V5 product. A winding up petition was filed against Web 2 U Limited, pursuant to the Insolvency Act of 1986, on April 3, 2001 by Eurodis HB Electronics Limited in the High Court of Justice in the United Kingdom. A notice of support by another creditor was filed in April 2001. Web 2 U Limited voluntarily petitioned the High Court in London for an administration order to settle its current outstanding liabilities with all creditors on an equitable basis. The order was granted on May 15, 2001. A settlement was reached with Web 2 U's significant creditors in July 2001, in which the significant creditors (totaling amounts due at June 30, 2002 of $901,157) were issued 5% convertible promissory notes for amounts due to them with five-year terms, interest payable annually and with repayments of principal commencing after three years. The Company will have the right to convert the notes to common stock at $1.00 per share in the event that the Company's stock closes at or above $1.25 per share for five consecutive business days. The balance is included on the accompanying June 30, 2002 consolidated balance sheet as long-term debt.

Web 2 U successfully emerged from administration on August 20, 2001. On April 5, 2002, all assets, liabilities and employees of Web 2 U Limited were transferred to its UK parent, MSU plc. Subsequent to the transfer, the Company changed the name of MSU plc to MSU Devices Ltd. MSU Devices Ltd. remains an active international sales office of MSU Devices Inc. On April 11, 2002, a Notice of Completion was filed with the High Court of Justice, London, England to finalize the Company Voluntary Arrangement of the Company's subsidiary, Web 2 U Ltd.

NOTE 4 - IMPAIRMENT LOSS ON INVESTMENTS

On May 6, 1998, the Company entered into a licensing agreement with American Interactive Media, Inc. ("AIM"), whereby the Company granted to AIM a worldwide, non-exclusive license in respect of the MSU proprietary intellectual property relating to the Internet Access Device. The consideration for the license was $1,150,000 in cash and 560,000 restricted shares of common stock in AIM, of which 60,000 shares were issued directly to Capital Bay Securities and Daybreak Fund LLC in settlement of certain short-term funding received by the Company of $314,985, together with accrued interest and other fees owing to Capital Bay Securities and Daybreak Fund LLC. In fiscal 1999, the trading value of the Company's investment in AIM declined significantly. The Company determined the loss to be permanent and, accordingly, recognized an impairment loss on the carrying value of investments of $2,500,000.

During the year ended June 30, 2001, trading of common shares previously recorded in a licensing transaction was halted; consequently, the Company recorded an impairment loss on the remaining investment in these shares of approximately $219,000. Additionally previously recognized unrealized losses of $163,000 were recorded as realized.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has received services from law firms in which a former director of the Company was employed. Amounts charged to operations for these legal services during the years ended June 30, 2002, 2001 and 2000, approximated $ 0 and $33,000 and $80,000, respectively.

During the fiscal years ended June 30, 2001 and 2000, the Company received services from a marketing joint venture corporation, one member of which is an entity primarily owned by a significant shareholder of the Company. Expenses related to these services incurred in the fiscal years ended June 30, 2002, 2001 and 2000, were approximately $0 and $202,000 and $138,000, respectively. In December 2000, the relationship between the Company and the marketing joint venture corporation was terminated, and the Company agreed to satisfy the outstanding liability of $340,000 through the payment of $15,000 cash and the issuance of 1.3 million shares of stock at $0.25 per share. As of June 30, 2002, a payable in the amount $15,000 to the marketing joint venture had not been paid.

Three directors of the Company were issued 10% convertible bridge loan notes (see Note 10) totaling approximately $605,000 during the year ended June 30, 2001. These notes carry a one-year term and are convertible to one share of common stock per $0.20 loaned to the Company. These notes totaling $ 650,000 including accrued interest, were converted during fiscal year 2002 to 3,250,000 common shares.

In May 2001, 1,873,400 shares of the Company's common stock valued at approximately $375,000 were issued to a director of the Company as part of a payment for fees and the termination of an agreement with an investment banking firm, that the director was a member of, that performed services for the Company.

Amounts due under related party notes, advances and payables as of June 30, 2002, 2001 and 2000, amounted to approximately $825,000, $605,000 and $125,000, respectively. The June 30, 2002 balance consists of approximately $825,000 of convertible bridge loan notes held by four directors. The June 30, 2001 balance consists of approximately $605,000 of convertible bridge loan notes held by three directors (see Note 10). The June 30, 2000 balance consists of $125,000 due to directors for unpaid salaries.

In June 2001, a director of the Company was issued 67,667 shares of common stock and a former director of the Company was issued 116,000 shares of common stock in payment of unpaid director's salary. The former director was also paid approximately $17,000 in cash for consulting services performed for Web 2 U.

In May and June of 2002, the Company issued 627,277 shares of common stock to employees for payment of salary.

During the year ended June 30, 2002, the Company sold special warrants for cash and converted bridge loans as discussed in note 8.


NOTE 6 - INCOME TAXES

As of June 30, 2002, the Company had a U.S. net operating loss carryforward of approximately $9.2 million. The net operating loss carryforward begins to expire in 2002. Under U.S. federal tax laws, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryfowards.

Deferred tax assets resulting from the Company's U.S. income tax loss carryforwards were approximately $3.5 million, $2.2 million and $1.1 million at June 30, 2002, 2001 and 2000, respectively. The Company has established a valuation allowance to fully offset all U.S. deferred tax assets and carryforwards, as their future realization is uncertain.

As of June 30, 2002 and 2001, the Company's subsidiaries had a United Kingdom net operating loss carryforward of approximately $16.4 million, $15.5 million and $14.5 million, respectively. Under United Kingdom tax laws, operating losses carry forward indefinitely.

Deferred tax assets resulting from the Company's United Kingdom income tax loss carryforwards were approximately $4.9, $4.7 million and $4.3 million at June 30, 2002 and 2001, respectively. The Company has established a valuation allowance to fully offset all foreign deferred tax assets and carryfowards, as their future realization is uncertain.


NOTE 7 - SHAREHOLDERS' DEFICIT

During the year ended June 30, 2002, the Company issued, in private transactions, an aggregate of 14,890,723 shares of unregistered common stock. 13,990,123 shares were issued as a result of the conversion of $2,892,025 of 6%, 8% and 10% notes payable.

During April and May, 2002, the Company issued stock to employees for partial payment of salaries. The Company issued a total of 627,227 shares of common stock valued at $89,578 to employees for services rendered during that period.

During the year ended June 30, 2001, the Company issued, in private transactions, an aggregate of 9,641,666 shares of unregistered common stock. 3,940,000 shares were issued as a result of the conversion of $985,000 of notes payable. Approximately 369,000 shares were issued to relieve approximately $122,000 in accrued interest on those notes. Approximately, 4,839,000 shares were issued to creditors, primarily of Web 2 U, and former directors and employees to satisfy approximately $1.1 million in payables to these parties. 493,500 shares were issued as a penalty to the Company resulting from the Company's failure to complete an S-1 registration of shares of common stock issued for cash during the year ended June 30, 2000. As a result of the Company's failure to complete the registration of the shares within 180 days of issuance, the Company was penalized an amount of shares equal to 15% of the total number of shares issued. In addition, a stock subscription receivable in the amount of $145,000 was cancelled, along with 145,000 shares of common stock.

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

NOTE 8 - SPECIAL WARRANTS

During the year ended June 30, 2002, the Company sold special warrants convertible into 5.1 million shares of the Company's common stock for $1.275 million cash. Additionally, 10% convertible bridge loans of approximately $2.1 million plus accrued interest of approximately $108,000 were converted into special warrants convertible into 11,038,130 shares of the Company's common stock. Special warrants convertible into 600,000 shares of the Company's common stock and a cash commission of approximately $86,000 were paid as placement fees.

The special warrants are convertible into common stock at no additional cost to the holder. The special warrants were issued without registration under the Securities Act of 1933, as amended ("the Act"), in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder, and Regulation S under the Act. The special warrants may be exercised at any time until 5:00 p.m., Toronto time, on the earlier of (a) the date which is five business days following the date on which the Company has been qualified under a prospectus in certain jurisdictions in Canada or (b) one year from the final closing of the sale of the special warrants. If the Company is not in compliance with the prospectus provisions, the holders of the special warrants are entitled to 10% additional warrants. See discussion in Note 13 - Subsequent Events covering the 10% additional warrants.

In February 2002, due to the issuance of 10% Promissory Notes which were convertible into common stock at $0.10 per share, the conversion price of the special warrants into common stock was reduced from $0.25 to $0.10 per share pursuant to the price protection provisions of the special warrants. Consequently, the number of special warrants associated with the $1.275 million invested increased from 5.1 million to 12.75 million.

NOTE 9 - STOCK OPTIONS AND WARRANTS

In February 2001, an officer of the Company was granted options to acquire 1,200,000 shares of the Company's common stock at $0.60 per share. 600,000 shares became exercisable immediately, and the remaining 600,000 become exercisable in equal monthly installments over the following 18 months. In May 2001, the options were re-priced to $0.25 per share resulting in the recognition by the Company of approximately $200,000 of stock compensation expense in 2001. The options will expire in February 2006.

Between February and March 2001, three employees of the Company were granted options to acquire 1,500,000 shares of the Company's common stock at $0.60 per share. The options vest monthly over 36 months from the grant date. In May 2001, the options were re-priced to $0.25 per share resulting in the recognition by the Company of approximately $25,000 in stock compensation expense. The options will expire between February and March 2006.

The Company accounted for the repricing of the options based on APB 25, Accounting for Stock Issued to Employees, under variable accounting. During 2002, due to the decline in the Company's stock, the Company reversed the compensation expense initially recorded in 2001 totaling $225,000.

The Company incurred compensation expense related to 62,500 options that vested immediately which were granted to a contractor who, in October, 2001, became a full-time employee. In October 2001, the Company issued 412,500 options to purchase the Company's common stock to the employee. Upon the change in status to this employee, a new measurement date was established. The intrinsic value of the stock options on the measurement date of approximately $102,000 was recorded as unearned compensation and is being amortized using the straight-line method over the vesting period of the options. The employee left the Company March 29, 2002. All unvested unearned compensation was reclassified to additional paid-in capital.

Compensation expense recorded for stock options and warrants granted in the years ended June 30, 2002, 2001 and 2000, approximated $(198,000), $348,000 and
$0 respectively, and is included in selling, general and administrative expenses. During 2002, due to the decline in the Company's stock, the Company reversed the compensation expense related to options that were repriced in 2001.

If compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant dates under the provisions of SFAS 123 and assuming a risk-free interest rate at 4.75%, 7% and 8%, expected option lives of one to five years, expected volatility of 159%, 132% and 128% and no dividends for the years ended June 30, 2002, 2001 and 2000, respectively, the Company's net loss and net loss per share would have been increased to the pro forma amounts set forth below:


                                            2002             2001           2000
                                        ------------     ------------    -----------
    Net loss applicable to
      common stock attributed to
      continued operations - as
      reported                         $ (6,494,165)     $(10,232,473)   $(4,905,549)

    Net loss applicable to
      common stock attributed
      to continued operations
      - pro forma                        (6,546,632)      (11,390,530)    (6,892,658)

    Net loss applicable to
      common stock per common
      share attributed to
      continued operations - as
      reported                                  (.14)            (.35)         (.19)

    Net loss applicable to
      common stock per common
      share attributed to
      continued operations - pro
      forma                                     (.14)             (.39)         (.27)

Additional information regarding options outstanding under the Company's stock option plans at June 30, 2002, 2001 and 2000 as follows:


                        2002                    2001                         2000
                    ---------------------    ---------------------  -------------------
                                 Weighted                  Weighted              Weighted
                                 Average                   Average               Average
                                 Exercise                  Exercise              Exercise
                     Options     Price       Options       Price     Options    Price
                    ----------  --------    ----------    --------   ---------  --------
Outstanding at
Beginning of year   11,469,403    $0.72     10,089,323      $2.34     5,444,503   $1.18
Granted                437,500     0.25      7,922,500       0.29     6,351,320   $2.85
Exercised                    -        -              -          -      (202,500)  $0.69
Cancelled           (2,794,400)    8.29     (6,542,420)      2.69     1,504,000   $0.59
                    ----------  --------    ----------    --------   ---------   ------
Outstanding at
End of year          9,112,503    $0.62     11,469,403      $0.72    10,089,323   $2.34
                     ---------              ----------               ----------

The following table summarizes information about stock options outstanding at June 30, 2002:

                                       Number                     Number
        Exercise                     of Options                 of Options
         Price                      Outstanding                 Exercisable
       ----------                  -------------               -------------
       $0.25-$0.50                     6,103,357                   2,088,904
       $0.51-$1.00                     2,003,846                   1,407,593
       $1.01-$3.50                     1,005,300                     680,214




NOTE 10 - SHORT-TERM BORROWINGS

During the year ended June 30, 2001, the Company issued approximately $4.5 million of 10% convertible bridge loan notes $ 175,000 ("10% Notes"), of which approximately $605,000 was issued to related parties. The notes were issued from October 2000 until June 30, 2001 and matured one year from the issue date. Interest accrued until the maturity date, at which time, if the note has not been converted, it will be paid to the noteholder, along with the outstanding principal balance. The notes are convertible into shares of common stock at the rate of one share of common stock for each $0.20 of principal and accrued interest converted. The noteholders may convert at the earlier of the closing of a qualified financing by the Company or the repayment date. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes. Since the conversion price of these notes was below the market price of the Company's common stock at the date of issuance, a discount relating to this beneficial conversion feature of approximately $1,827,000 was recorded in the year ended June 30, 2001, of which approximately $228,000 was amortized as of June 30, 2001. The remaining balance was fully amortized during the fiscal year ended June 30, 2002.

During 2002, the remaining 10% Notes were converted by the Company upon the closing of a qualified financing on December 21, 2001. Per the terms of the purchase agreement for the 10% Notes, upon completion of a qualified financing, the Company had the option to convert the 10% Notes into unregistered shares of the Company's common stock. Consequently, the Company converted 10% Notes in the principal amount of approximately $3.4 million plus accrued interest into special warrants for Canadian holders of 10% Notes and into shares of unregistered common stock for all other individuals or entities.

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

Between March 2002 and June 2002, the Company issued approximately $1,488,000 in 11.5% convertible promissory notes (11.5% Promissory Notes") to accredited investors, which mature September 30, 2002. On September 23, 2002, the maturity date of the 11.5% Promissory Notes was extended to December 31, 2002. Of the amount issued, a total of approximately $825,000 were issued to four directors and $49,000 to an individual for services rendered in the Company's financing.

Due to the fact that for certain issuances the conversion price per share of the 11.5% Promissory Notes was lower than the market price per share of the Company's common stock on the date the 11.5% Promissory Notes were issued, the Company recorded approximately $497,000 in debt discount to account for the beneficial conversion feature of the 11.5% Promissory Notes. This discount will be amortized over the term of the notes. At June 30, 2002, approximately $261,000 of the discount remains unamortized.

$637,500 of 11.5% notes were initially issued as secured, 10% notes in February 2002. Upon issuance of the remaining 11.5% notes, the 10% notes were altered to unsecured, 11.5% notes.

Deferred financing costs of approximately $86,000 relating to professional fees incurred in obtaining the financing were recorded and are being amortized over the term of the notes.

Under the covenants of the 11.5% Promissory Notes, the Company was required to raise an additional $1.163 million under the following schedule: at least $250,000 not later than May 1, 2002; an additional $412,500 not later than May 15, 2002; and an additional $500,000 not later than June 10, 2002. In the event the Company does not raise these additional funds it will be in default and the note holders can accelerate the maturity of the 11.5% Promissory Notes. If the Company does not raise the funds required to be received by May 15, 2002, the holders of the 11.5% Promissory Notes can elect to secure their notes by a first priority lien on the assets of the Company, including intangible assets and intellectual property. The Company has not met the covenants of the note and the note holders have secured a first priority lien on the assets as of June 30, 2002.

The 11.5% Promissory Notes are convertible at any time at the option of the holders into shares of common stock at a rate of 10 shares per $1 loaned, subject to adjustment in certain events. On September 23, 2002, the conversion rate was increased to 50 common shares per $1 loaned. Addionally, the 11.5% Notes are now convertible into common shares at the option of the Company, if the Company meets certain convenants. The Company has granted registration rights with respect to shares issuable upon such conversion. If the Company arranges $3.5 million in additional financing beyond the $1,162,500 noted above, the 11.5% Promissory Notes will automatically convert into identical terms of the instruments issued in such financing.


NOTE 11 - LONG-TERM DEBT

In December 1998, the Company issued $175,000 of 8% convertible promissory notes (the "8% Notes"). Interest was prepaid on the 8% Notes through December 2001, with an issuance of approximately 58,000 shares of the Company's common stock. The 8% Notes are collateralized by certain assets of the Company, guaranteed by two directors of the Company, mature in December 2001, and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the 8% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $156,000. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes. The notes were converted into common shares in 2002. In connection with the conversion, the Company offered a amended conversion price per share of $.25 which was lower than the trading value at that time. Accordingly, the Company recorded and expensed $105,000 as debt discount related to this beneficial conversion feature.

In January 1999, the Company issued $330,000 of 6% convertible promissory notes (the "6% Notes"). Interest was prepaid on the 6% Notes through December 2001, with an issuance of approximately 80,000 shares of the Company's common stock. The 6% Notes are collateralized by certain assets of the Company, guaranteed by two directors of the Company, mature in December 2001, and are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the 6% Notes principal converted. Proceeds received by the Company, net of offering costs, approximated $307,000. In the event of the noteholders not electing to convert their promissory notes into shares of common stock, there can be no guarantee that the Company will have sufficient funds available to repay the promissory notes. During January 2001, the Company offered the noteholders the opportunity to convert their notes at a rate of $0.25 per share. This offer was available until May 24, 2001, and it resulted in the conversion of $310,000 of 6% notes to common stock during the year ended June 30, 2001. The offer was extended into fiscal 2002 and the remaining $20,000 was then converted.

In January and February 2000, the Company issued $750,000 of 10% convertible promissory notes (the "new 10% Notes"). Interest is payable on these notes semi-annually. The new 10% Notes are convertible into shares of the Company's common stock at a rate of one share of common stock for each $3.00 of the new 10% Notes principal converted. Proceeds received by the Company from the issuance of the new 10% Notes, net of offering costs, approximated $704,000. Since the conversion price of these notes was below the market price of the Company's stock at the date of issuance, a discount relating to this beneficial conversion feature in the amount of approximately $291,000 was recorded in the year ended June 30, 2000. Due to the automatic conversion feature of the new 10% Notes, this discount was fully amortized upon issuance of the notes and appears in the accompanying fiscal 2000 statement of operations. During January 2001, the Company offered the noteholders the opportunity to convert their notes at a rate of $0.25 per share. This offer was available until May 24, 2001, and it resulted in the conversion of all of the new 10% notes, plus accrued interest, to common stock during the year ended June 30, 2001.

A settlement was reached with Web 2 U Limited's significant creditors in July 2001, in which the significant creditors would be issued 5% convertible promissory notes of MSU (the "5% Notes") with five-year terms for amounts due to them, interest payable annually and with repayments of principal commencing after three years. The Company will have the right to convert the notes into common stock at $1.00 per share in the event that the Company's stock price closes at or above $1.25 per share for five consecutive business days. These notes, totaling approximately $901,000 with the foreign exchange translation, were issued to Web 2 U Limited's significant creditors on December 31, 2001. Web 2 U Limited remains an active international sales office of MSU Devices Inc. (See Note 3)

Long-term debt consists of the following at June 30, 2002 and 2001:


                                                   June 30, 2002   June 30, 2001
                                                   -------------   -------------
Convertible 8% promissory notes, interest
 payable quarterly, maturing December 2001,
 collateralized by assets of the Company,
 convertible into shares of the Company's
 common stock at a rate of one share for
 each $3.00 of note principal converted               $     -       $ 175,000

Convertible 6% promissory notes, interest
 payable quarterly, maturing December 2001,
 collateralized by assets of the Company,
 convertible at the option of the Company
 into shares of the Company's common stock
 at a rate of one share for each $3.00
 of note principal converted in 2002                        -          20,000

Convertible 5% promissory notes, interest
 payable annually, maturing December 2006,
 collateralized by assets of the Company,
 convertible at the option of the Company
 into shares of common stock at a rate of
 one share for each $1.00 of note principal
 converted in the event that the Company's
 stock price closes at or above $1.25 per
 share for five consecutive business days             901,157               -

Less current portion                                        -         (195,000)
                                                     --------         --------
Total long-term debt                                 $901,157         $      -
                                                     ========         ========

Maturities of long-term debt obligations are as follows:

           Year ending June 30,                                  Principal
           -------------------                                   ---------
                  2006                                           $901,157



NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space at its headquarters outside of Dallas, Texas, and in the UK at Milton Keynes. The operating lease for the U.S. headquarters was entered into in February 2001 and will expire in February 2003. The UK office was leasing space on a month-to-month basis under an operating lease that terminated in March 2001 through June, 2002. In June, the UK office entered into a new lease that expires June, 2005. In the UK. Future minimum rental payments and service charges required under the leases at June 30, 2002, approximately $72,000 per year for the fiscal years 2003, 2004 and 2005.

For the years ended June 30, 2002, 2001 and 2000, rent expense totaled approximately $121,000, $109,000 and $192,000, respectively.

Pension Plan

Web 2 U has a pension plan for the benefit of its Web 2 U employees. The plan requires an employee contribution of 2.5% of the employee's salary to participate and fixes the employer contribution at 6.5% of the salary for all participating employees. For each of the years ended June 30, 2002, 2001 and 2000, Web 2 U made contributions of approximately $0, $47,000 and $65,000 to the plan.

Employment Agreements

The Company has entered into employment agreements with certain officers of the Company. Some employment agreements also provide for severance in the event the individual is terminated.

Contracts

In March 2001, the Company signed a consulting agreement with a former officer/director of the Company, whereby, in exchange for consulting services, the Company would pay approximately 6,000 British Pounds per month for four years. Based upon exchange rates as of June 30, 2001, this equates to approximately $8,500 per month. The Company also issued to the consultant 120,000 shares of the Company's common stock. In March 2002, the Company paid approximately $63,000 to the former director in full settlement of the Company's obligation under this consulting agreement.

In June 2001, the Company signed a product design and development agreement with a contract manufacturer having a term of one year. Under the agreement, the Company makes fixed payments to the manufacturer for services related to the design and development of the Company's V5 product.

Concentrations

The Company has no customers to date that frequently and systematically purchase its products or retain its services. Revenues for the years ended June 30, 2002, 2001 and 2000 were generated from a small number of customers. Management does not expect to generate future sales from these customers.

The Company presently has only one supplier manufacturing Internet Access Devices. Should the supplier cease production, the Company could be adversely affected.

The Company's revenue, by geographical region, during the years ended June 30, 2002, 2001 and 2000, were approximately as follows:

    Location                     2002            2001          2000
-----------------             ---------       ----------     ---------
Europe                        $ 203,000       $ 618,000      $ 343,000
Asia                               --           610,000        562,000
North America                    74,000         166,000          --
                              ---------       ----------     ---------
                              $ 277,000       $1,394,000     $ 905,000
                              =========       ==========     =========

Trust

As of June 30, 2002, 2001 and 2000, 1,962,444, 1,962,444 and 2,724,444 shares of the Company's common stock were held by a trust (the "Trust"). The Settlor is the previous chairman of the Company and the beneficiaries are substantially all of the employees of the Company, including the Settlor. During the years ended June 30, 2002, 2001 and 2000, the Company made no contributions to the Trust.

Other

In August 2001, the Company signed an agreement with a contract manufacturer to commercially manufacture the V5 device. The contract carries a term of one year, and the Company is committed to purchase a minimum number of units over the term of the contract.

From time to time, The Company is a party to what is believed to be routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, The Company is not aware of any current or pending litigation or proceedings that would have a material adverse effect on its business, results of operations or financial condition.


NOTE 13 - Quarterly Financial Data (Unaudited)

The Company has determined that the debt discount recorded of |$305,513 at March 31, 2002 should have been expensed immediately as the underlying convertible notes were convertible immediately. The Company was originally amortizing this discount over the life of the debt. This adjustment has the effect of increasing amortization of discount on convertible notes and deferred financing costs and increasing current liabilities a total of $305,513 as of March 31, 2002 for the three and nine months ended March 31, 2002. Accordingly, the Company has restated the unaudited interim financial statements for the three and nine months ended March 31, 2002. The effect of this restatement is as follows:

                                                                   March 31
                                                    ---------------------------------------
                                                    Reported       Adjustments     Adjusted
                                                   -----------    -----------    ---------
3 months ended March 31, 2002:
   Net loss                                         $(1,094,328)    (305,513)     (1,399,841)
   Net loss per common share -
        Basic and diluted                                 $(.02)        (.01)           (.03)

9 months ended March 31, 2002:
   Net loss                                         $(5,166,371)    (305,513)     (5,471,844)
   Net loss per common share -
        Basic and diluted                                 $(.12)          --            (.12)


NOTE 14 - SUBSEQUENT EVENTS

In May 2001, a former CEO of the Company brought a claim against the Company in the amount of 110,000 pounds for unpaid wages and a termination payment. The Company settled the suit for a total of $75,000, to be paid in three installments beginning in June 2002. The amounts remain unpaid as of the date of the audit.

Between July and November 2002, the Company received funding from shareholders totaling $510,000.

On September 6, 2002, the Company announced the completion of the $4.5 million 10% Convertible Bridge Loan conversion. The Company approved the issuance of restricted common stock to the holders of the Special Warrants issued in December 2001. The issuance of the additional shares was the final transaction under the terms of the loan. The total number of shares approved for issuance was 12,832,073, which included each Special Warrant exchanged for one share of common stock, plus 10% additional shares authorized for issuance to each Bridge Loan holder to offset the reduced liquidity provided relative to the original terms of the loan. In approving the issuance, all Directors of the Company waived their participation in the 10% additional issuance.