Form 10-K/A
period 2002-06-30
MSU DEVICES INC
filed 2002-11-20
CIK 798952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

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

                  List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

         None

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         (a) 1.       Financial Statements

Independent Certified Public Accountants Moore Stephens Lovelace, P.A. audited the consolidated balance sheets of MSU Devices, Inc. (formerly MSU Corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the two years in the period ended June 30, 2001.

Such financial statements, together with the Report of Independent Certified Public Accountants Moore Stephens Lovelace, P.A., dated September 7, 2001, are included in the Consolidated Financial Statements of MSU Devices, Inc. and Subsidiaries that were filed as a part of the Form 10-K of the Company for the fiscal year ended June 30, 2002 that was filed with the Commission on November 19, 2002.

The Report of Independent Certified Public Accountants Moore Stephens Lovelace, P.A., dated September 7, 2001, is located on page F-3 of such Consolidated Financial Statements.

In the process of converting the various parts of the Form 10-K into EDGAR format, and assembling them into one document, a paragraph was inadvertently omitted from the Report of Independent Certified Public Accountants Moore Stephens Lovelace, P.A., dated September 7, 2001, located on page F-3 of the Consolidated Financial Statements.

The Report of Independent Certified Public Accountants Moore Stephens Lovelace, P.A., dated September 7, 2001, including the inadvertently omitted paragraph, is filed with this report and is located on page F-3.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MSU DEVICES, INC.

                                             Registrant



Date: November 20, 2002                     By  /s/ Robert L. George
                                                --------------------
                                            Robert L. George ,President, Chief
                                            Executive Officer and  Director


Date: November 20, 2002                     By  /s/ Kwok H. Phoon
                                                -----------------
                                            Kwok H. Phoon, Acting Chief
                                            Financial Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: November 20, 2002                     By: /s/Jean Belanger
                                               -----------------------
                                               Jean Belanger, Chairman



Date: November 20, 2002                     By:
                                               ----------------------------
                                               Stephan W. Coles, Director


Date: November 20, 2002                     By:
                                              ------------------------------
                                               Jeremy M. Simpson, Director


Date: November 20, 2002                     By: /s/ D. Bruce Walter
                                                ----------------------
                                               D. Bruce Walter, Director

                                  CERTIFICATION


           With regard to the Form 10-K/A for the fiscal year ending June 30, 2002 (the "periodic report") of MSU Devices, Inc. (the "issuer"),

           I, Robert L. George, certify that:

           1. the periodic report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operation of the issuer.


Date:     November 20, 2002                         /s/  Robert L. George
                                                    ---------------------
                                                         Robert L. George,
                                                         Chief Executive Officer

                                  CERTIFICATION


           With regard to the Form 10-K/A for the fiscal year ending June 30, 2002 (the "periodic report") of MSU Devices, Inc. (the "issuer"),

           I, Kwok H. Phoon, certify that:

           1. the periodic report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operation of the issuer.


Date:     November 20, 2002                         /s/  Kwok H. Phoon
                                                    ------------------
                                                         Kwok H. Phoon,
                                                         Acting CFO

[The Certification on this form that was filed as part of the Form 10-K on November 19, 2002, inadvertently omitted Paragraph 6. This Certification includes Paragraph 6. This Certification covers both the Form 10-K and this Form 10-K/A. To the extent this Certification covers the Form 10-K, this Certification is an amendment of the one filed as part of the Form 10-K on November 19, 2002.]


                                  CERTIFICATION


I, Robert L. George, certify that:

1. I have reviewed the annual report on Form 10-K of MSU Devices, Inc. (the "registrant"), filed November 19, 2002, together with this amendment on Form 10-K/A to that annual report. In this Certification, I refer to both of them, collectively, as "this annual report;"

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ Robert L. George
Date:     November 20, 2002                         ----------------------------
                                                    Robert L. George
                                                    Chief Executive Officer

[The Certification on this form that was filed as part of the Form 10-K on November 19, 2002, inadvertently omitted Paragraph 6. This Certification includes Paragraph 6. This Certification covers both the Form 10-K and this Form 10-K/A. To the extent this Certification covers the Form 10-K, this Certification is an amendment of the one filed as part of the Form 10-K on November 19, 2002.]


                                  CERTIFICATION


I, Kwok H. Phoon, certify that:

1. I have reviewed the annual report on Form 10-K of MSU Devices, Inc. (the "registrant"), filed November 19, 2002, together with this amendment on Form 10-K/A to that annual report. In this Certification, I refer to both of them, collectively, as "this annual report;"

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November 20, 2002                       /s/ Kwok H. Phoon
                                                  ---------------------
                                                  Kwok H. Phoon
                                                  Acting Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
MSU Devices, Inc.
(Formerly MSU Corporation)
Plano, Texas


We have audited the accompanying consolidated balance sheet of MSU Devices, Inc. (formerly MSU Corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSU Devices, Inc. (formerly MSU Corporation) and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                                   Moore Stephens Lovelace, P.A.

Certified Public Accountants

Orlando, Florida
September 7, 2001