Form 10-Q
period 2002-09-30
MSU DEVICES INC
filed 2002-12-13
CIK 798952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _____        No __X___

The number of shares of common stock of the Registrant outstanding as of September 30, 2002 was 66,270,754.

                                 Form 10-Q INDEX


PART I - FINANCIAL INFORMATION

                                                                       Page No.

Item 1     Condensed Consolidated Financial Statements                      3
           Consolidated Balance Sheets as at September 30, 2002
            (unaudited) and June 30, 2002                                   3
           Consolidated Statements of Operations (unaudited) for
            the three months ended September 30, 2002 and  2001             4
           Consolidated Statements of Cash Flows (unaudited)
            for the three months ended September 30, 2002 and 2001          5
           Notes to Unaudited Condensed Consolidated
            Financial Statements                                          6-9

Item 2     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    9-21

Item 3     Quantitative and Qualitative Disclosures About Market Risk      21

Item 4     Controls and Procedures                                         21




PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                               21

Item 2     Quantitative Changes in Securities and Use of Proceeds       21-22

Item 3     Defaults upon Senior Securities                                 22

Item 4     Submission of Matters to a Vote of Security Holders             22

Item 5     Quantitative Other Information                                  22

Item 6     Exhibits and Reports on Form 8-K                             22-23

                         PART I - FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements


                                MSU DEVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                     September 30,              June 30,
                                                                                        2002                      2002
                                                                                      (Unaudited)
                                                                                ---------------------    -------------------

CURRENT ASSETS
Cash and cash equivalents                                                                    $ 35,040              $ 106,428
Accounts receivable                                                                             6,327                 13,981
Inventory                                                                                      44,793                 55,766
Other receivables                                                                                   -                 10,000
Prepaid expenses and other                                                                     89,735                 61,683
                                                                                ---------------------    -------------------

                                     TOTAL CURRENT ASSETS                                     175,895                247,858

EQUIPMENT, net of accumulated depreciation of $423,443 and
 $411,254 as of September 30, 2002 and June 30, 2002, respectively                             81,596                 96,256
                                                                                ---------------------    -------------------

                                     TOTAL ASSETS                                           $ 257,491              $ 344,114
                                                                                =====================    ===================


                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible 11.5% bridge loans                                                              $ 838,367              $ 662,700
Convertible 11.5% bridge loans - related party                                                974,372                825,372
Accounts payable and accrued liabilities                                                    1,045,046                988,099
                                                                                ---------------------    -------------------

                                     TOTAL CURRENT LIABILITIES                              2,875,785              2,476,171

LONG-TERM DEBT                                                                                917,971                901,157

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value; 120,000,000 shares authorized;
 66,270,754 and 53,438,591 shares issued and outstanding at
 September 30, 2002 and June 30, 2002, respectively                                           662,708                534,387
Additional paid-in capital                                                                 33,032,677             29,705,407
Special warrants                                                                            1,214,649              3,354,626
Accumulated other comprehensive income                                                      1,774,266              1,791,212
Accumulated deficit                                                                       (40,202,565)           (38,418,846)
                                                                                ---------------------    -------------------

                                     TOTAL SHAREHOLDERS' DEFICIT                           (3,518,265)            (3,033,214)
                                                                                ---------------------    -------------------

                                     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $ 257,491              $ 344,114
                                                                                =====================    ===================

                   See notes to condensed financial statements

                                MSU DEVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                             Three Months ended
                                                                                                September 30,
                                                                                 --------------------------------------------
                                                                                           2002                    2001
                                                                                 ---------------------    -------------------

REVENUES                                                                                     $ 97,020                $ 2,652

EXPENSES
Cost of revenues                                                                               86,910                 12,740
Selling, general and administrative                                                           305,255              1,121,539
Research and development                                                                       98,571                559,185
Depreciation                                                                                   13,864                 18,089
                                                                                 ---------------------    -------------------

                                                            TOTAL EXPENSES                    504,600              1,711,553
                                                                                 ---------------------    -------------------

                                                            OPERATING LOSS                   (407,580)            (1,708,901)

NON-OPERATING INCOME (EXPENSE)
Interest income                                                                                    42                  5,408
Interest expense                                                                              (60,565)               (90,843)
Debt conversion expense                                                                    (1,315,616)              (154,687)
Amortization of discount on convertible notes                                                       -               (456,812)
                                                                                 ---------------------    -------------------

                                          TOTAL NON-OPERATING EXPENSE, NET                 (1,376,139)              (696,934)
                                                                                 ---------------------    -------------------

                                                                  NET LOSS               $ (1,783,719)          $ (2,405,835)
                                                                                 =====================    ===================

BASIC AND DILUTED LOSS
PER COMMON SHARE                                                                              $ (0.03)               $ (0.06)
                                                                                 =====================    ===================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                                  57,065,136             38,710,911
                                                                                 =====================    ===================


                   See notes to condensed financial statements

                                MSU DEVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                           Three Months ended
                                                                                              September 30,
                                                                                ------------------------------------------
                                                                                         2002                   2001
                                                                                -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $ (1,783,719)          $ (2,405,835)
Adjustments to reconcile net loss to net
 cash used in operating activities                                                       1,388,341              1,295,056
                                                                                -------------------    -------------------
                                          NET CASH USED IN OPERATING ACTIVITIES           (395,378)            (1,110,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment, net                                                                   -                (24,199)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible promissory notes                                  175,667                265,000
   Proceeds from issuance of convertible promissory notes to
 related parties                                                                           149,000                      -
                                                                                -------------------    -------------------
                                      NET CASH PROVIDED BY FINANCING ACTIVITIES            324,667                265,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (677)               (33,091)
                                                                                -------------------    -------------------

                                      NET DECREASE IN CASH AND CASH EQUIVALENTS            (71,388)              (903,069)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           106,428              1,280,238
                                                                                -------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 35,040              $ 377,169
                                                                                ===================    ===================


SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Conversion of Note Payable into Common Stock                                                   $ -              $ 125,000
Conversion of Canadian Special Warrants and penalty shares to
 Common Stock                                                                          $ 2,139,977                    $ -
Issuance of Common Stock as penalty shares to former note holders                         $ 10,330                    $ -


                   See notes to condensed financial statements

MSU DEVICES INC.


Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Devices, Inc. and its subsidiaries (collectively the "Company") as of September 30, 2002, and the results of its operations and its cash flows for the three months ended September 30, 2002 and 2001.

The consolidated financial statements include the accounts of MSU Devices, Inc., MSU Devices Ltd., and Web 2 U Limited. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002. The results of the operations for the three months ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2003.

NOTE 2 - SFAS 144

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the Company adopted the standard on July 1, 2002. The Company's adoption of this standard has no material effect on its financial position, results of operations or cash flows.


NOTE 3  - SHAREHOLDERS' DEFICIT

During the three months ended September 30, 2002, there was a decrease in shareholders' equity of approximately $485,000. Net loss for the three-month period was approximately $1,784,000. The cumulative other comprehensive income adjustment decreased by approximately $17,000 due to the change in the foreign exchange rates. Common stock and additional paid-in capital increased by approximately $3,456,000 due to the conversion of approximately $2,140,000 of special warrants payable into the Company's common stock at a rate of one share to one special warrant and a beneficial conversion feature of the convertible notes totaling approximately $1,315,000. During the quarter, the Company converted Canadian Special Warrants into 11.8 million shares of common stock, which included approximately 1.0 million shares issued as a penalty for the Company's failure to qualify such warrants and the underlying common stock for resale in Canada. The Company also issued approximately 1.0 million shares of common stock to non-Canadian former 10% Note holders to compensate for the Company's failure to register such shares for resale in the United States.

NOTE 4  - LOSS PER COMMON SHARE AND POTENTIAL DILUTION

The basic and diluted net losses per common share are computed based upon the weighted average of the shares outstanding during the period. Dilutive net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and warrants or upon the conversion of convertible debt would be anti-dilutive. An additional approximately 5 million shares of common stock are issuable upon the exercise of currently exercisable options, approximately 71 million shares of common stock are issuable upon the exercise of currently outstanding warrants and approximately 95 million shares of common stock are issuable upon the conversion of currently outstanding convertible promissory notes.

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to incur losses from operations that, to date, total approximately $40,203,000. Net cash used in operating activities during the quarter was approximately $395,000. Cash provided by financing activities was approximately $325,000, leading to a decrease in cash and cash equivalents of approximately $70,000. The shareholders' deficit at September 30, 2002 totals approximately $3.5 million. Promissory Notes and accrued interest of approximately $2.2 million mature on December 31, 2002. Under conditions described in Note 7, the Notes will be converted to common stock at the rate of 50 shares per dollar. If the conditions are not met, the holders of the notes can elect to exercise their first priority lien on the assets of the Company, including assets and intellectual property. These factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

There is no assurance that the Company will be able to continue to raise funding for operating activities in the future. Future liquidity will be provided by attempts at additional fund raising along with the generation of a steady revenue stream.


NOTE 6 - RESTRUCTURING OF WEB 2 U Ltd.

A settlement was reached with Web 2 U Ltd.'s significant creditors in July 2001, in which the significant creditors were issued 5% convertible promissory notes of MSU (the "5% notes") for amounts due to them with five-year terms, interest payable annually and with repayments of principal commencing after three years. The Company has the right to convert the notes into common stock at $1.00 per share in the event that the Company's stock trades at or above $1.25 per share for five consecutive business days. These notes totaling approximately $918,000 appear on the September 30, 2002 balance sheet as long-term debt. On August 20, 2001, Web 2 U Ltd. was discharged from the administration order. On April 5, 2002, all assets, liabilities and employees of Web 2 U Ltd. were transferred to its UK parent, MSU plc. Subsequent to the transfer, the Company changed the name of MSU plc to MSU Devices Ltd. As a result, the operations in the UK are now being conducted from MSU Devices Ltd.

On April 11, 2002, a Notice of Completion was filed in the High Court of Justice, London, England to finalize the Company Voluntary Arrangement of the Company's subsidiary, Web 2 U Ltd.


NOTE 7 - CONVERTIBLE PROMISSORY NOTES

In February 2002, the Company issued $637,500 10% convertible promissory notes ("10% Promissory Notes") to accredited investors, which were to mature on July 31, 2002. Of that total, $500,000 was issued to a related party. The 10% Promissory Notes were secured by all of the assets of the Company.

In March 2002, the Company issued $838,500 of 11.5% convertible promissory notes ("11.5% Promissory Notes"), which were unsecured. Of the total amount, $637,500 of the 11.5% Promissory Notes were issued in exchange for the $637,500 of 10% Promissory Notes mentioned above, and the 10% Promissory Notes and related agreements were terminated. In addition, the Company issued approximately $49,000 in an 11.5% in a convertible promissory note to an individual for services rendered in the Company's financing.

The covenants of the 10% Promissory Notes, were replaced by the 11.5% Promissory Notes.

On April 18, 2002, the Company and the holders of a majority of the outstanding 11.5% Promissory Notes agreed to extend the maturity date of the 11.5% Promissory Notes from July 31, 2002 to September 30, 2002.

The Company raised the additional funds required by May 15. In so doing, the Company agreed to amend the terms of the 11.5% Promissory Notes to secure all of such Notes by a first priority lien on the assets of the Company, including intangible assets and intellectual property.

In the fiscal quarter ending June 30, 2002, the Company issued approximately $600,000 in 11.5% Promissory Notes.

In the fiscal quarter ending September 30, 2002, the Company issued approximately $325,000 in 11.5% Promissory Notes.

On September 23, 2002, the major terms and conditions of all of the 11.5% Note Purchase Agreements, as amended, were changed as follows:

1. The due date of the 11.5% Promissory Notes is now December 31, 2002 and the Company will continue to market the 11.5% Promissory Notes issue so long as the maximum amount of the 11.5% Promissory Notes allowed under the 11.5% Note Purchase Agreements of $3 million has not been reached. At September 30, 2002 the principal amount of the 11.5% Promissory Notes outstanding was approximately $1.8 million.

2. The Company's 11.5% Promissory Notes and Paid Equity Warrants sold since December 2001 will be convertible immediately into common shares of the Company at $0.02 per common share, or 50 common shares per $1.00 invested, pursuant to anti-dilution clauses and pursuant to at least 80% of the 11.5% Promissory Notes in the current $250,000 round and previous $150,000 round of financing being raised from holders of Paid Equity Warrants and the 11.5% Promissory Notes.

3. The 11.5% Promissory Notes are convertible at the conversion rate described above into common shares at the option of MSU Devices if the Company successfully completes the following:

- Conversion of the Paid Equity Warrants at the conversion price described above.

- Conversion of at least 70% of the Company's current accounts payables outstanding of approximately $750,000, and current long-term debt of approximately $918,000 into common shares at a price of $0.02 per common share, or 50 common shares per $1.00 of indebtedness.

- Convenes a shareholder meeting no later than December 31, 2002 and obtains shareholder approval to: (i) increase the authorized capital of the company to allow for the conversions outlined above, and (ii) reverse split the common stock of the Company such that after the reverse split, assuming all account payables, 11.5% Promissory Notes, long-term debt and Paid Equity Warrants are converted into common shares, there will be no more than 5 million outstanding common shares

- Obtains shareholder approval for an employee stock option plan for a maximum of 750,000 share options.

If the Company's accounts payables (approximately $750,000), 11.5% Promissory Notes (approximately $1.8 million outstanding), long-term debt (approximately $918,000) and Paid Equity Warrants ($1.2 million) are converted into common shares, the Company will have on a fully diluted basis between 300 and 360 million common shares outstanding which would suggest a reverse split ratio of approximately 60-70 existing shares for every common share in order to arrive at a maximum of 5 million shares outstanding after the reverse split outlined above.

In the event the Company does not meet the terms and conditions of the 11.5% Note Purchase Agreements, the holders of the 11.5% Promissory Notes can accelerate the maturity of the 11.5% Promissory Notes and can elect to exercise their first priority lien on the assets of the Company, including intangible assets and intellectual property. The security pledged to the 11.5% Promissory Notes will remain in effect until the Company has satisfied all the terms and conditions of the 11.5% Note Purchase Agreements.

In connection with the beneficial conversion feature granted to the holders of the 11.5% Promissory Notes related to the amendment on September 23, 2002, the Company recorded an approximately $1.3 million charge for the beneficial conversion feature.

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

We have incurred significant operating losses and are uncertain about our future operating results. For the three months ended September 30, 2002, we incurred a net loss of approximately $1.8 million. At September 30, 2002, we had an accumulated deficit of approximately $40.2 million and a deficit in stockholders' equity of approximately $3.5 million.

We need to generate and sustain substantially greater revenues from sales of our product and services if we are to achieve profitability. If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never generate profits. If this occurs, the market price of our common stock may not recover.

Our ability to continue as a going concern is uncertain.

The auditors' report on our consolidated financial statements for the fiscal year ended June 30, 2002 states that because of our significant losses from operations, accumulated deficit, negative cash flows and limited revenues, among other factors, there is substantial doubt about our ability to continue as a going concern. This "going concern" opinion could adversely affect our ability to sell our products, to attract and retain strategic relationships and to obtain additional financing. Our long-term viability as a going concern is dependent on a number of factors, including:

- our ability to obtain adequate sources of debt or equity financing to meet current commitments and fund our continued operations;

- our ability to develop a viable business through the sale of our MSU V5 Internet appliance products; and

- our ability to achieve profitability and cash flows from operations in amounts that will sustain our operations.

Our cash resources may be insufficient to operate or grow our business.

We have only just begun to derive revenue from sales of our products. As a result, historically, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. As of September 30, 2002, we had cash and cash equivalents in the amount of $35,000. We do not believe we have sufficient cash resources to finance our operations and expected capital expenditures for the remainder of fiscal year 2003. Our future capital requirements will depend on several factors, including the rate of the market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing and the cost of product upgrades. The sufficiency of our cash resources may also depend to a certain extent on general economic, financial, competitive and other factors beyond our control. Moreover, we expect our operating losses and net operating cash outflows to continue during the fiscal year 2003. As a result, we do not believe we will be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Although we are actively pursuing additional sources of capital to fund our operations, we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Our MSU V5 Internet appliance products may not gain broad market acceptance.

We expect to derive a majority of our revenues for the foreseeable future from sales of our MSU V5 Internet appliances, which may not achieve market acceptance. To date, we have earned an insignificant amount of revenues from sales of these products to a limited number of customers. We cannot predict when sales of our products will generate sufficient revenue to operate our business, if ever.

A number of factors will determine whether our products achieve market acceptance, including:

-    the success of our sales and marketing efforts;

- the quality and ease of use of our product over other Internet access devices;

-    the cost, performance and functionality of our products;

-    the success of our strategic relationships; and

- the continued acceptance of the Internet as a medium for communication, commerce and entertainment.

The market for Internet appliances is new and is evolving rapidly. As the market develops, consumers and businesses may not choose our products. As a result, we cannot predict when our products will achieve market acceptance, if ever. If our products do not achieve or maintain market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be adversely impacted.

The average selling price of our products may decline due to a number of factors, including:

-    competitive pricing pressures;

-    rapid technology changes;

-    sales discounts; and

-    our agreements with third party distributors.

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

We face intense competition.

The Internet access market is very competitive. Our MSU V5 Internet appliance product family faces competition from the following:

- manufacturers and suppliers of other stand-alone Internet appliance platforms such as Compaq Computer Corporation, New Internet Computer Co., NetGem SA and Sony Corporation;

- thin client workstations manufacturers such as IBM Corporation, Wyse Technology, Inc. and Neoware Systems, Inc.; and

- manufacturers of name brand PCs, such as Apple Computer, Dell Computer Corporation, Gateway, Inc., Hewlett-Packard Company and IBM Corporation, as well as "white" box PC manufacturers.

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

Many of the companies with which we compete have an established market presence, relationships with manufacturers, Internet service providers and retailers who will develop and market their products. In addition, our competitors may have significantly greater financial, marketing and technical resources than we do. If we are unable to compete effectively in this market, our business and prospects will suffer.

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

Our quarterly operating results may fluctuate due to the following factors, many of which are outside our control:

-    changes in composition of revenue;

- occurrence and timing of new product introductions or enhancements by us or our competitors;

-    development and distribution arrangements with third parties;

-    research and development expenditures;

-    seasonal demand for consumer electronic products; and

-    consumer preferences.

Product defects may harm our business and reputation.

Consumer electronics containing computer operating systems, including Internet access devices, frequently contain errors or bugs. We have detected and may continue to detect errors and product defects in connection with new releases and upgrades of our Internet access device. Despite our internal testing and testing by current and potential customers, errors may be discovered after our products or related software and tools are installed and used by customers. These errors could result in reduced or lost revenue, delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could adversely affect our business and results of operations.

Our products must successfully integrate with products from other vendors, such as third party software applications and consumer electronics hardware. As a result, when problems occur in a device or network using our product, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in reduced market acceptance of our products, and any necessary product revisions may force us to incur significant expenses. The occurrence of these problems could adversely affect our business and results of operations.

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

Historically, we have not filed patents to protect our intellectual property. We believe we have adequately protected our intellectual property through a combination of trade secrets, copyrights and trademark laws as well as non-disclosure and confidentiality agreements. However, these measures provide only limited protection, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If our protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

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

International sales are subject to inherent risks, including:

-    unexpected changes in international regulatory requirements and tariffs;

-    difficulties in staffing and managing foreign operations;

-    longer payment cycles;

-    greater difficulty in accounts receivable collection;

-    potentially adverse tax consequences;

-    price controls or other restrictions on foreign currency; and

-    difficulties in obtaining export and import licenses.

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

To succeed in implementing our business strategy, we must rapidly execute our sales and marketing strategy, further develop and enhance our product and product support capabilities, and implement effective planning and operating processes. If this rapid growth occurs, it will place significant demands on our management and our operational resources. To manage any anticipated growth we must:

- establish and manage multiple relationships with our manufacturers and other third parties;

- continue to implement and improve our operational, financial and management information systems; and

-    hire, train and retain additional qualified personnel.

Our systems, procedures and controls may not be adequate to support our operations, and our management may not be able to perform the tasks required to capitalize on market opportunities for our product. If we fail to manage our growth effectively, our business could suffer materially.

We have incurred a substantial amount of debt that matures in a relatively short period of time.

As of September 30, 2002, we have issued approximately $1.8 million of secured notes bearing an interest rate of 11.5%. We must repay the principal of, and accrued interest on, these notes on December 31, 2002, unless certain conditions are met. Our performance is subject to many financial, economic, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations to meet our future repayment obligations, we may be required to refinance these notes or to obtain additional financing. We may be unable to obtain such refinancing or additional financing on acceptable terms, if at all.

Additionally, at any time, the holders can elect to convert all principal and interest due under the notes into 50 shares of our common stock for each $1 invested, which could result in substantial dilution of our stockholders.

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

Our reliance on Biostar exposes us to the following risks outside our control:

-    unexpected increases in manufacturing costs;

- interruptions in shipments if our manufacturer is unable to complete production;

-    inability to control quality of finished device products;

-    inability to control delivery schedules;

-    unpredictability of manufacturing yield;

-    potential lack of adequate capacity; and

-    potential inability to secure adequate volumes of components.

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

Our business and prospects are highly dependent on broad market acceptance of Internet appliances for access to a wide variety of Internet-based applications. The Internet appliance market is new and evolving. As a result, the potential size of this market opportunity and the timing of its development are uncertain. Broad acceptance of Internet appliances by consumers and business will depend on factors such as:

- the perceived advantages of Internet appliances over other Internet access devices such as personal computers, PDA's and wireless phones; and

- the development of content and applications that are accessible from Internet appliances.

Our business and prospects depend on the development and market acceptance of Internet appliances and our ability to successfully market our Internet access device to potential strategic partners. The market for Internet appliances may develop at a slower rate than we anticipate or may not develop to the level we expect. If the market for Internet appliances does not develop or develops more slowly than we anticipate, our revenues will not grow as quickly as we anticipate, if at all.

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

Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of equity securities. As of September 30, 2002, we had outstanding 66,270,754 shares of common stock. Of these shares:

- 21,513,262 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

- 44,757,492 shares of common stock are "restricted shares" as defined in Rule 144 of the Securities Act.

Furthermore, an additional:

- 5,033,792 shares of common stock are issuable upon the exercise of currently exercisable options;

- 70,725,000 shares of common stock are issuable upon the exercise of currently outstanding warrants; and

- 95,212,850 shares of common stock are issuable upon the conversion of currently outstanding convertible promissory notes and accrued interest..

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. For example, since January 1, 2002, the market price of our common stock on the OTC Bulletin Board has fluctuated between $0.01 and $0.25 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

-    variations in our quarterly operating results;

-    changes in estimates of our financial performance by securities analysts;

-    changes in market valuations of comparable Internet-related companies;

- announcements by us or our competitors of new products, services, significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

- our inability to locate or maintain suppliers for our product at prices that will allow us to attain profitability;

-    product or design flaws, product recalls or similar occurrences;

-    additions or departures of key personnel;

-    sales of common stock in the future; and

- fluctuations in stock market prices and volume, which can be particularly common among Internet-related securities.

Our management and larger stockholders exercise significant control over our company.

As of September 30, 2002, our executive officers and directors beneficially own, in the aggregate, approximately 16.7 % of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Results of Operations

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001 follows:

Revenue. Revenues for the three months ended September 30, 2002 were approximately $97,000, a significant percentage increase over the prior year. Revenues for the three months ended September 30, 2001 were approximately $3,000. Units sold for the three months ended September 30, 2002 were approximately 600 units. The sales for the three month period ended September 30, 2002 was due primarily to sales to one customer. Unit sales for the three month period ended September 30, 2001 were of an earlier model and were insignificant.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2002 were approximately $87,000, and represent the cost of the MSU V5 devices sold. The increase of approximately $ 74,000 from the corresponding period ending September 30, 2001 is a result of increased sales of product.

Research and Development. Research and development expenses generally consist of expenditures related to the Company's development of its hardware and software. For the three months ended September 30, 2002, research and development expenses of approximately $98,000 were 18% of the level of the three months ended September 30, 2001. The Company's research and development efforts during this period, while significantly reduced, were concentrated on enhancing the software for the MSU V5 device.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2002 decreased by approximately $816,000 from $1.1 million. The decrease is primarily due to 1) lower personnel costs as a result of reduced headcount, and 2) lower sales and marketing costs as result of reduced sales activity. Selling, general and administrative expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising and promotional costs which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms, the Company continues to develop a structured and professional sales and marketing framework to market the current and future products.

Interest expense. Interest expense for the three months ended September 30, 2002 decreased by approximately $30,000 from approximately $91,000 in the corresponding period in 2001. The decrease relates to the reduced amount of debt outstanding.

Debt conversion expense. In the current period, in connection with the beneficial conversion feature granted to the holders of the 11.5% promissory Note related to the amendment on September 23, 2002, the company recorded an approximately $1.3 million charge.


Liquidity and Capital Resources

The Company's business plan is predicated principally upon the successful marketing of its MSU V5 product and the marketing of the Company's software development capabilities. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in fiscal 2003 and that it will be required to continue to raise additional capital.

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

Historically, the Company has financed its operations through private sales of unregistered equity and debt securities. During the three month period ended September 30, 2002, the Company received short term funding from the receipt of approximately $325,000 of cash related to the issuance of 11.5% convertible promissory notes. In the prior comparable quarter, the Company received approximately $265,000 in proceeds from convertible promissory notes.

As of September 30, 2002, the Company has issued approximately $1.8 million in secured 11.5% Promissory Notes convertible, along with accrued interest, into approximately 95 million shares of common stock.. See Note 7 - "Convertible Promissory Notes and Subsequent Events" to the financial statements contained in this Report on Form 10-Q. The company also has long-term debt of approximately $918,000 due to the restructuring of its UK operations. The debt matures December 31, 2006. No assurance can be given that the Company will successfully raise such additional financing, or that additional financing, if available, will be available on terms favorable to the Company. Failure to raise such additional financing could have a material adverse effect on the Company, including, without limitation, foreclosure on all of the Company's assets by the holders of the notes.

For the three-month period ended September 30, 2002 cash used in operating activities was approximately $ 395,000. Cash used in operating activities in the comparable period, ending September 30, 2001 was approximately $1.1 million.

At September 30, 2002 the Company's cash balance was approximately $35,000. The Company estimates that it needs approximately $350,000 of additional cash for the fiscal quarter ending December 31, 2002. Due to the uncertainty of revenue streams, the Company is not able to forecast accurately its cash needs for the rest of the fiscal year ending June 30, 2003.

The Company believes that cash flows generated by operations through the remainder of fiscal 2003 will be insufficient to meet its cash needs for working capital and capital expenditures. The Company is actively pursuing additional capital to fund its operations. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders. There can be no assurance that the Company's liquidity requirements will be met or that it will be able to continue as a going concern.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in exchange rates that may adversely affect our results of operations and financial conditions. Our policy is not to use financial instruments for trading or other speculative purposes. We are not currently a party to any "off balance sheet" financial instruments.

Item 4 - Controls and Procedures

(a) The existing financial controls insure that officers of the Company are aware of disclosable items.

(b) There were no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date or our evaluation of disclosure controls and procedures.



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

Issuance of 10% and 11.5% Convertible Promissory Notes

In February 2002, the Company issued approximately $637,000 of 10% Promissory Notes without registration under the Act in reliance on Section 4(2) of the Act or Regulation D promulgated thereunder, which were secured by the assets of the Company. In March 2002, the Company issued approximately $888,000 of 11.5% Promissory Notes, of which approximately $637,000 was in exchange for the 10% Promissory Notes issued in February 2002.

In the first fiscal quarter ending September 30, 2002, the Company issued approximately $325,000 of 11.5% Promissory Notes for cash. The Notes were sold, without registration under the Act in reliance on Section 4(2) of the Act or Regulation D promulgated thereunder, to the following:

Jean Belanger
Oren Heffner
Heffner Family Limited Partnership
Jeremy Simpson
Allan Day
Julius Smith Young, Jr.
Don McFarlane
Steve Coles
Jeffrey Green

The Company has issued a total of approximately $1.8 million of the 11.5% Promissory Notes as of September 30, 2002.

The 11.5% Promissory Notes are convertible at any time at the option of the investors into shares of common stock at a rate of 50 shares per $1 loaned, subject to adjustment in certain events.

See Note 7 - "Convertible Promissory Notes and Subsequent Events" to the financial statements contained in this Report on Form 10-Q, for a description of changes in the major terms and conditions of the 11.5% Note Purchase Agreement that were made on September 23, 2002.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K:

          During the fiscal quarter ended September 30, 2002, the Registrant filed Forms 8-K on the following dates, reporting on the items listed below opposite the dates (no financial statements were filed):

               July 2, 2002       - Items 4 and 7

               July 2, 2002       - Items 5 and 7

               August 1, 2002     - Items 5 and 7

               August 22, 2002    - Items 5 and 7

               September 9, 2002  - Item 7

               September 18, 2002 - Item 4

               September 24, 2002 - Items 5 and 7



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MSU DEVICES INC.
                                  (Registrant)

Date:    December 12, 2002              By   /s/ Robert L. George
                                             --------------------------
                                             Robert L. George, President, Chief
                                             Executive Officer and Director

Date:    December 12, 2002              By   /s/ Kwok H. Phoon
                                             ------------------------
                                             Kwok H. Phoon, Acting Chief
                                             Financial Officer (Principal
                                             Financial Officer)

CERTIFICATION

     With regard to the Form 10-Q for the fiscal quarter ending September 30, 2002 (the "periodic report") of MSU Devices, Inc. (the "issuer"),

     I Robert L. George, certify that:

     1. the periodic report fully complies with the requirement of Section 13(a) of 15(d) of the Securities Exchange Act of 1934, and

     2. the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operation of the issuer.


Date:    December 12, 2002                     /s/ Robert L. George
                                               ------------------------
                                               Robert L. George
                                               Chief Executive Officer

CERTIFICATION

     With regard to the Form 10-Q for the fiscal quarter ending September 30, 2002 (the "periodic report") of MSU Devices, Inc. (the "issuer"),

     I Kwok H. Phoon, certify that:

     1. the periodic report fully complies with the requirement of Section 13(a) of 15(d) of the Securities Exchange Act of 1934, and

     2. the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operation of the issuer.


Date:    December 12, 2002                     /s/ Kwok H. Phoon
                                               -----------------------
                                               Kwok H. Phoon
                                               Acting Chief Financial Officer
                                               (Principal Financial Officer)

CERTIFICATION

I, Robert L. George, certify that:

1. I have reviewed the quarterly report on Form 10-Q of MSU Devices, Inc. (the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations an cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including is consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 12, 2002                     /s/ Robert L. George
                                               -------------------------
                                               Robert L. George
                                               Chief Executive Officer

CERTIFICATION

I, Kwok H. Phoon, certify that:

1. I have reviewed the quarterly report on Form 10-Q of MSU Devices, Inc. (the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations an cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including is consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 12, 2002                     /s/ Kwok H. Phoon
                                               -----------------------
                                               Kwok H. Phoon
                                               Acting Chief Financial Officer
                                               (Principal Financial Officer)