Form 10-Q
period 2002-12-31
MSU DEVICES INC
filed 2003-02-03
CIK 798952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

                                       or

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


The number of shares of common stock of the Registrant outstanding as of December 31, 2002 was 66,270,754.




                                 Form 10-Q INDEX


PART 1 - FINANCIAL INFORMATION
                                                                                                              Page No.
Item 1         Condensed Consolidated Financial Statements
               Consolidated Balance Sheets as of December 31, 2002 (unaudited) and June 30,                      3
                     2002
               Consolidated Statements of Operations (unaudited) for the three and six                           4
                     months ended December 31, 2002 and 2001
               Consolidated Statements of Cash Flows (unaudited) for the six months ended                        5
                     December 31, 2002 and 2001
               Notes to Unaudited Condensed Consolidated Financial Statements                                    6

Item 2         Management's Discussion and Analysis of Financial Condition and Results of                       10
                     Operations

Item 3         Quantitative and Qualitative Disclosures About Market Risk                                       25


Item 4         Controls and Procedures                                                                          25





PART 11 - OTHER INFORMATION




Item 1           Legal Proceedings                                                                              26
Item 2           Changes in Securities and Use of Proceeds                                                      26
Item 3           Defaults upon Senior Securities                                                                27
Item 4           Submission of Matters to a Vote of Security Holders                                            28
Item 5           Other Information                                                                              28
Item 6           Exhibits and Reports on Form 8-K                                                               28



                         PART I - FINANCIAL INFORMATION

               Item 1 Condensed Consolidated Financial Statements


                                MSU DEVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                  ASSETS
                                                                             December 31,           June 30,
                                                                                 2002                 2002
                                                                              (Unaudited)
                                                                           ------------------    ----------------
CURRENT ASSETS
Cash and cash equivalents                                                           $ 28,043           $ 106,428
Accounts receivable                                                                    3,829              13,981
Inventory                                                                             15,149              55,766
Other receivables                                                                          -              10,000
Prepaid expenses and other                                                            61,056              61,683
                                                                           ------------------    ----------------

                                                      TOTAL CURRENT ASSETS           108,077             247,858

EQUIPMENT, net of accumulated depreciation of $14,506 and
$411,254 as of December 31, 2002 and June 30, 2002, respectively                      10,460              96,256
                                                                           ------------------    ----------------

                                                              TOTAL ASSETS         $ 118,537           $ 344,114
                                                                           ==================    ================


                  LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible 11.5% bridge loans                                                     $ 888,367           $ 662,700
Convertible 11.5% bridge loans - related party                                     1,244,372             825,372
Accounts payable and accrued liabilities                                           1,123,230             988,099
                                                                           ------------------    ----------------

                                                 TOTAL CURRENT LIABILITIES         3,255,969           2,476,171

LONG-TERM DEBT                                                                       943,252             901,157

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $0.01 par value; 120,000,000 shares authorized; 66,270,754 and
53,438,681 shares issued and outstanding at
December 31, 2002 and June 30, 2002, respectively                                    662,708             534,387
Additional paid-in capital                                                        33,032,677          29,705,407
Special warrants                                                                   1,214,649           3,354,626
Accumulated other comprehensive income                                             1,746,816           1,791,212
Accumulated deficit                                                              (40,737,534)        (38,418,846)
                                                                           ------------------    ----------------

                                               TOTAL SHAREHOLDERS' DEFICIT        (4,080,684)         (3,033,214)
                                                                           ------------------    ----------------

                               TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $ 118,537           $ 344,114
                                                                           ==================    ================

                See notes to condensed consolidated financial statements



                                                     MSU DEVICES, INC.
                                                     AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                              Three Months ended                   Six Months ended
                                                                 December 31,                        December 31,
                                                       ---------------------------------   ---------------------------------
                                                            2002              2001              2002              2001
                                                       ---------------   ---------------   ---------------   ---------------
REVENUES                                                     $ 42,140          $ 33,167         $ 139,160          $ 35,819

EXPENSES
Cost of revenues                                               29,953            15,398           116,863            28,138
Selling, general and administrative                           306,772           299,791           612,027         1,421,331
Research and development                                      106,640           152,803           205,211           711,988
Depreciation                                                   13,708            18,438            27,572            36,527
Loss on impairment of fixed assets                             54,025                 -            54,025                 -
                                                       ---------------   ---------------   ---------------   ---------------

                                   TOTAL EXPENSES             511,098           486,430         1,015,698         2,197,984
                                                       ---------------   ---------------   ---------------   ---------------

                                   OPERATING LOSS            (468,958)         (453,263)         (876,538)       (2,162,165)

NON-OPERATING INCOME (EXPENSE)
Interest income                                                     2               326                44             5,735
Interest expense                                              (66,013)          (71,242)         (126,578)         (162,085)
Debt conversion expense                                             -                 -        (1,315,616)         (154,687)
Amortization of discount on convertible notes                       -        (1,142,029)                -        (1,598,840)
                                                       ---------------   ---------------   ---------------   ---------------

                      TOTAL NON-OPERATING EXPENSE, NET        (66,011)       (1,212,945)       (1,442,150)       (1,909,877)
                                                       ---------------   ---------------   ---------------   ---------------

                                         NET LOSS          $ (534,969)      $(1,666,208)      $(2,318,688)      $(4,072,042)
                                                       ===============   ===============   ===============   ===============

BASIC AND DILUTED LOSS
PER COMMON SHARE                                              $ (0.01)          $ (0.04)          $ (0.04)          $ (0.10)
                                                       ===============   ===============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                  66,270,754        41,704,391        61,667,945        40,207,651
                                                       ===============   ===============   ===============   ===============


            See notes to condensed consolidated financial statements





                                MSU DEVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                   Six Months ended
                                                                                     December 31,
                                                                         -------------------------------------
                                                                               2002                2001
                                                                         -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (2,318,688)       $ (4,072,042)
Adjustments to reconcile net loss to net
 cash used in operating activities                                              1,597,987           1,888,797
                                                                         -----------------   -----------------
                               NET CASH USED IN OPERATING ACTIVITIES             (720,701)         (2,183,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment, net                                                          -             (64,199)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible promissory notes                         225,667             265,000
   Proceeds from issuance of convertible promissory notes to
    related parties                                                               419,000                   -
   Proceeds from issuance of special warrants                                           -             374,077
   Proceeds from issuance of special warrants to related party                          -             653,332
   Repayment of notes payable                                                           -             (25,000)
                                                                         -----------------   -----------------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES              644,667           1,267,409

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (2,351)            (18,487)
                                                                         -----------------   -----------------

                           NET DECREASE IN CASH AND CASH EQUIVALENTS              (78,385)           (998,522)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  106,428           1,280,238
                                                                         -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 28,043           $ 281,716
                                                                         =================   =================


SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Conversion of Note Payable into Common Stock and special warrants                     $ -         $ 4,544,953
Conversion of Canadian Special Warrants and penalty shares to
 Common Stock                                                                 $ 2,139,977                 $ -
Issuance of Common Stock as penalty shares to former note holders                $ 10,330                 $ -



            See notes to condensed consolidated financial statements


MSU DEVICES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of MSU Devices, Inc. and its subsidiaries (collectively the "Company") as of December 31, 2002, and the results of its operations for the three and six months ended December 31, 2002 and 2001, and its cash flows for the six months ended December 31, 2002 and 2001.

The consolidated financial statements include the accounts of MSU Devices, Inc., MSU Devices Ltd. and Web 2 U Limited. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with instructions to Form 10-Q and interim reporting rules. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the operating results that may be expected for the fiscal year ending June 30, 2003.

NOTE 2 - ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. During the second quarter of fiscal year 2003, the Company recorded an approximate $55,000 charge related to asset impairment. Based on the Company's current business plan, the impairment charge related to assets which had no remaining useful life.

NOTE 3 - SHAREHOLDERS' DEFICIT

During the six months ended December 31, 2002, there was a decrease in shareholders' equity of approximately $1.0 million . Net loss for the six-month period was approximately $2.3 million. The cumulative other comprehensive income adjustment decreased by approximately $44 thousand due to the change in the foreign exchange rates. Common stock and additional paid-in capital increased by approximately $3.5 million due to the conversion of approximately $2.1 million of special warrants and a beneficial conversion feature of the convertible notes totaling approximately $1.3 million. During the six month period, the Company converted Canadian Special Warrants into 11.8 million shares of common stock, which included approximately 1.0 million shares issued as a penalty for the Company's failure to qualify such warrants and the underlying common stock for resale in Canada. The Company also issued approximately 1.0 million shares of common stock to non-Canadian former 10% note holders to compensate for the Company's failure to register such shares for resale in the United States.

NOTE 4 - LOSS PER COMMON SHARE AND POTENTIAL DILUTION

The basic and diluted net losses per common share are computed based upon the weighted average of the shares outstanding during the period. Dilutive net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and warrants or upon the conversion of convertible debt would be anti-dilutive. Approximately 6 million shares of common stock are issuable upon the exercise of currently exercisable options. Approximately 78 million shares of common stock are issuable upon the exercise of currently outstanding warrants and approximately 114 million shares of common stock are issuable upon the conversion of currently outstanding convertible promissory notes.

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to incur losses from operations that, to date, total approximately $41 million. Net cash used in operating activities during the six month period was approximately $0.7 million. The shareholders' deficit at December 31, 2002 totals approximately $4.1 million. Promissory notes and accrued interest of approximately $2.3 million matured on December 31, 2002. Under the conditions described in Note 7, the notes can converted to common stock at the rate of 50 shares per dollar. The conditions were not met, so the holders of the notes can elect to exercise their first priority lien on the assets of the Company, including assets and intellectual property. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty. There is no assurance that the Company will be able to continue to raise funding for operating activities in the future. Future liquidity will be provided by attempts at additional fund raising along with the generation of a steady revenue stream.


NOTE 6 - CONVERTIBLE PROMISSORY NOTES

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

The covenants of the 10% Promissory Notes, were replaced by the 11.5% Promissory Notes. Under the original covenants of the 11.5% Promissory Notes, the Company was required to raise an additional $1.163 million under the following schedule: at least $250,000 not later than April 1, 2002; an additional $412,500 not later than April 15, 2002; and an additional $500,000 not later than May 10, 2002. On April 4, 2002, the Company received an extension of the dates by which it was required to obtain additional financing under the terms of the 11.5% Promissory Notes. Pursuant to an agreement with holders of a majority in principal amount of the notes issued under the unsecured financing, each of these dates was extended by 30 calendar days so that the additional $1,162,500 could be received by the Company as follows: at least $250,000 not later than May 1, 2002; $412,500 not later than May 15, 2002; and $500,000 not later than June 10, 2002. No other terms of the unsecured loan financing were affected by the extension. In the event the Company did not raise these additional funds it would be in default and the note holders could accelerate the maturity of the 11.5% Promissory Notes. If the Company did not raise the funds required to be received by May 15, 2002, the holders of the 11.5% Promissory Notes could elect to secure their notes by a first priority lien on the assets of the Company, including intangible assets and intellectual property.

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

On September 23, 2002, the major terms and conditions of all of the 11.5% Note Purchase Agreements, as amended, were changed as follows:

1. The due date of the 11.5% Promissory Notes was changed to December 31, 2002 and the Company agreed to continue to market the 11.5% Promissory Notes issue so long as the maximum amount of the 11.5% Promissory Notes allowed under the 11.5% Note Purchase Agreements of $3 million has not been reached. At December 31, 2002 the principal amount of the 11.5% Promissory Notes outstanding was approximately $2.1 million.

2. The Company's 11.5% Promissory Notes and Paid Equity Warrants sold since December 2001 became convertible immediately into common shares of the Company at $0.02 per common share, or 50 common shares per $1.00 invested, pursuant to anti-dilution clauses and pursuant to at least 80% of the 11.5% Promissory Notes in the current $250,000 round and previous $150,000 round of financing being raised from holders of Paid Equity Warrants and the 11.5% Promissory Notes.

3. The 11.5% Promissory Notes are convertible at the conversion rate described above into common shares at the option of MSU Devices if the Company successfully completed the following:

- Conversion of the Paid Equity Warrants at the conversion price described above.

- Conversion of at least 70% of the Company's current U.S. accounts payables outstanding of approximately $600,000, and current long-term debt of approximately $918,000 into common shares at a price of $0.02 per common share, or 50 common shares per $1.00 of indebtedness.

- Convenes a shareholder meeting no later than December 31, 2002 and obtains shareholder approval to: (i) increase the authorized capital of the company to allow for the conversions outlined above, and (ii) reverse splits the common stock of the Company such that after the reverse split, assuming all account payables, 11.5% Promissory Notes, long-term debt and Paid Equity Warrants are converted into common shares, there will be no more than 5 million outstanding common shares. The shareholder meeting did not occur.

- Obtains shareholder approval for an employee stock option plan for a maximum of 750,000 share options.

If the Company's U.S. accounts payables (approximately $600,000), 11.5% Promissory Notes (approximately $2.1 million outstanding), long-term debt (approximately $943,000) and Paid Equity Warrants ($1.2 million) are converted into common shares, the Company will have on a fully diluted basis between 300 and 360 million common shares outstanding which would suggest a reverse split ratio of approximately 60-70 existing shares for every common share in order to arrive at a maximum of 5 million shares outstanding after the reverse split outlined above.

In connection with the beneficial conversion feature granted to the holders of the 11.5% Promissory Notes related to the amendment on September 23, 2002, the company recorded an approximately $1.3 million charge for the beneficial conversion feature.

Since the Company did not meet the terms and conditions of the 11.5% Note Purchase Agreements, the holders of the 11.5% Promissory Notes can accelerate the maturity of the 11.5% Promissory Notes and can elect to exercise their first priority lien on the assets of the Company, including intangible assets and intellectual property. The security pledged to the 11.5% Promissory Notes will remain in effect until the Company has satisfied all the terms and conditions of the 11.5% Note Purchase Agreements.

In the fiscal year ending June 30, 2002, the Company issued approximately $ 1.5 million in 11.5% Promissory Notes.

In the fiscal quarters ending September 30, 2002 and December 31, 2002, the Company issued approximately $325,000 and $320,000 in 11.5% Promissory Notes.

In the fiscal quarter ending December 31, 2002, the Company issued approximately $320,000 in 11.5% Promissory Notes.

The 11.5% Promissory Notes matured on December 31, 2002. The outstanding principal amount, together with accrued interest, was due to be paid on that date, and the Company did not pay such amounts.


NOTE 7 - SUBSEQUENT EVENTS

As of January 31, 2003, the Company is in default on approximately $2.1 million of secured 11.5% Promissory Notes and approximately $943,000 of long-term debt. Consequently, the holders of both of these issues of notes can accelerate the maturity of their notes.

The holders of the secured 11.5% Promissory Notes can elect to exercise their first priority lien on all the Company's assets, including intangible assets and intellectual property. In such event, we could not conduct business and would cease to exist as a going concern.

The holders of the long term debt can also accelerate the maturity of the their notes, and their claims against the Company will be subordinate to those of the 11.5% Promissory Notes.

Due to the difficulty of reaching compromise agreements with certain creditors, the Company has been considering, and may in the very near future, seek to reorganize under Chapter 11 of the Bankruptcy Code (Chapter 11 of Title 11 of the United States Code). If the Company were to complete a reorganization successfully, it anticipates it would continue as a going concern, at least for a limited period of time, after emerging from bankruptcy. The Company is actively pursuing additional capital that would fund its operations during a reorganization and for at least for a limited period of time after emerging from bankruptcy. There can be no assurance that such liquidity requirements will be met or that the Company will be able to continue as a going concern.

The filing of a Chapter 11 petition would suspend the Company's obligations to pay principal and interest on both the 11.5% Promissory Notes and the long term debt during the reorganization proceeding. In a successful reorganization, the Company anticipates its obligations to pay the outstanding principal and any accrued interest on both the 11.5% Promissory Notes and the long term debt would be eliminated by exchanging them for newly-issued shares of the Company's common stock.

The secured 11.5% Promissory Notes matured on December 31, 2002. The outstanding principal amount, together with accrued interest, was due to be paid on that date, and the Company did not pay, and, as of January 31, 2003, still has not paid, such amounts.

The long-term debt was issued in the restructuring of the Company's UK operations. The debt matures December 31, 2006. Accrued interest was due and payable on such debt on December 31, 2002, and the Company did not pay, and, as of January 31, 2003, still has not paid, such interest.

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

In addition, a variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: Failure to resolve the two debt defaults described in the first risk factor below, failure to initiate or complete the chapter 11 reorganization described in the second risk factor below, market acceptance of existing and new products, difficulties in developing and marketing new products, competition from other products and technologies, access to capital, changes from anticipated levels of sales, and future national and international economic and competitive conditions.

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

RISKS RELATED TO OUR BUSINESS

We are in default on approximately $3.1 million of debt

As of January 31, 2003, we are in default on approximately $2.1 million of secured 11.5% Promissory Notes and approximately $943,000 of long-term debt. Consequently, the holders of both of these issues of notes can accelerate the maturity of their notes.

The holders of the secured 11.5% Promissory Notes can elect to exercise their first priority lien on all of our assets, including intangible assets and intellectual property. In such event, we could not conduct business and would cease to exist as a going concern.

The holders of the long term debt can also accelerate the maturity of the their notes, and their claims against us will be subordinate to those of the 11.5% Promissory Notes.

The secured 11.5% Promissory Notes matured on December 31, 2002. The outstanding principal amount, together with accrued interest, was due to be paid on that date, and we did not pay, and, as of January 31, 2003, still have not paid, such amounts.

The long-term debt was issued in the restructuring of our UK operations. The debt matures December 31, 2006. Accrued interest was due and payable on such debt on December 31, 2002, and we did not pay, and, as of January 31, 2003, still have not paid, such interest.

We are considering reorganizing under Chapter 11 of the Bankruptcy Code

Due to the difficulty of reaching compromise agreements with certain creditors, we have been considering, and may in the very near future, seek to reorganize under Chapter 11 of the Bankruptcy Code (Chapter 11 of Title 11 of the United States Code). If we were to complete a reorganization successfully, we anticipate we would continue as a going concern, at least for a limited period of time, after emerging from bankruptcy. We are actively pursuing additional capital that would fund our operations during a reorganization and for at least for a limited period of time after emerging from bankruptcy. There can be no assurance that such liquidity requirements will be met or that we will be able to continue as a going concern.

The filing of a Chapter 11 petition would suspend our obligations to pay principal and interest on both the 11.5% Promissory Notes and the long term debt during the reorganization proceeding. In a successful reorganization, we anticipate our obligations to pay the outstanding principal and any accrued interest on both the 11.5% Promissory Notes and the long term debt would be eliminated by exchanging them for newly-issued shares of our common stock.


We have incurred significant net losses and may never achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results. For the six months ended December 31, 2002, we incurred a net loss of approximately $2.3 million. At December 31, 2002, we had an accumulated deficit of approximately $40.7 million and a deficit in stockholders' equity of approximately $4.1 million.

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

In addition, the two debt defaults described in the first risk factor could result in our ceasing to be a going concern. In addition, the failure to restructure our debt into equity through a Chapter 11 reorganization or through an out-of-court settlement with our creditors could cause us to no longer be a going concern.

     Our long-term viability as a going concern is dependent on a number of factors, including:

-    our ability to resolve successfully the two debt defaults;

- our ability to restructure our debt into equity through a Chapter 11 reorganization or through an out-of-court settlement with our creditors;

- our ability to obtain adequate sources of debt or equity financing to meet current commitments and fund our continued operations;

- our ability to develop a viable business through the sale of our MSU V5 Internet appliance products; and

- our ability to develop a viable business through the sale of our engineering and software services; and

- our ability to achieve profitability and cash flows from operations in amounts that will sustain our operations.

Our cash resources may be insufficient to operate or grow our business.

We have only just begun to derive revenue from sales of our products and engineering and software services. As a result, historically, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. As of December 31, 2002, we had cash and cash equivalents in the amount of $28,000. We do not believe we have sufficient cash resources to finance our operations and expected capital expenditures for the remainder of fiscal year 2003. Our future capital requirements will depend on several factors, including the rate of the market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing and the cost of product upgrades. The sufficiency of our cash resources may also depend to a certain extent on general economic, financial, competitive and other factors beyond our control. Moreover, we expect our operating losses and net operating cash outflows to continue during the fiscal year 2003. As a result, we do not believe we will be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Although we are actively pursuing additional sources of capital to fund our operations, we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Our MSU V5 Internet appliance products may not gain broad market acceptance.

We expect to derive a significant portion of our revenues for the foreseeable future from sales of our MSU V5 Internet appliances, which may not achieve market acceptance, and from the sale of engineering and software services related primarily to software development work-for-hire agreements with third-party hardware vendors for the Windows CE family of operating systems. To date, we have earned an insignificant amount of revenues from sales to a limited number of customers. We cannot predict when sales will generate sufficient revenue to operate our business, if ever.

A number of factors will determine whether we will achieve market acceptance, including:

- the success of our sales and marketing efforts for our Internet appliances and our engineering and software services;

- the quality and ease of use of our product over other Internet access devices;

-    the cost, performance and functionality of our products and services;

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

Our ability to maintain or increase revenues will depend upon our ability to increase sales volumes of existing products and engineering services and to develop and introduce new products and product enhancements in quantities sufficient to offset declines in sales prices. We must also continually reduce our product costs. Our efforts to reduce costs and develop new products to offset further declines in average sales prices may not be successful. If our average selling price declines more rapidly than our costs, our gross margins will decline, which could adversely impact our business and results of operations.

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

Our entry into providing engineering and software services is untested and may not provide the revenue stream necessary to support the business.

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

Our quarterly operating results may fluctuate due to the following factors, many of which are outside our control:

-    changes in composition of revenue between products and services;
- occurrence and timing of new product introductions or enhancements by us or our competitors;
-    development and distribution arrangements with third parties;
-    research and development expenditures;
-    seasonal demand for consumer electronic products; and
-    consumer preferences.

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

We face risks associated with international sales and operations that could harm our company's international operations.

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

To succeed in implementing our business strategy, we must rapidly execute our sales and marketing strategy, further develop and enhance our product, product support capabilities, and our engineering and software services and implement effective planning and operating processes. If this rapid growth occurs, it will place significant demands on our management and our operational resources. To manage any anticipated growth we must:

- establish and manage multiple relationships with our manufacturers, clients and other third parties;

- continue to implement and improve our operational, financial and management information systems; and

-    hire, train and retain additional qualified personnel.

Our systems, procedures and controls may not be adequate to support our operations, and our management may not be able to perform the tasks required to capitalize on market opportunities for our product and services. If we fail to manage our growth effectively, our business could suffer materially.

We have incurred a substantial amount of debt that matures in a relatively short period of time.

As of December 31, 2002, we have issued approximately $2.1 million of secured notes bearing an interest rate of 11.5%. We did not repay the principal of, and accrued interest on, these notes on December 31, 2002 and we are in default. Our performance is subject to many financial, economic, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations to meet our future repayment obligations, we may be required to refinance these notes or to obtain additional financing. We may be unable to obtain such refinancing or additional financing on acceptable terms, if at all.

Additionally, at any time, the holders can elect to convert all principal and interest due under the notes into 50 shares of our common stock for each $1 invested, which could result in substantial dilution of our stockholders.

We rely on one third-party manufacturer.

We outsource all of our manufacturing to a contract manufacturer, Biostar Microtech International Corporation in Taiwan who builds our product under license. We depend on Biostar to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on Biostar to place orders with suppliers for the components it needs to manufacture our products. If Biostar fails to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer.

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

The inability of us or our manufacturer to obtain sufficient quantities of components or other materials necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in, or loss of, sales could adversely impact our operating results. While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components, such as the x86 National Semiconductor Geode GX1 processors we use in our products, are available from one or a limited number of suppliers. Any interruption in the supply of any of these components, or the inability of MSU or the manufacturer to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse affect on our business and operating results.

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

Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of equity securities. As of December 31, 2002, we had outstanding 66,270,754 shares of common stock. Of these shares:

- 22,822,747 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

- 43,448,007 shares of common stock are "restricted shares" as defined in Rule 144 of the Securities Act.

Furthermore, an additional:

- 5,947,667 shares of common stock are issuable upon the exercise of currently exercisable options;

- 78,375,000 shares of common stock are issuable upon the exercise of currently outstanding warrants; and

- 114,132,926 shares of common stock are issuable upon the conversion of currently outstanding convertible promissory notes and accrued interest.

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

As of December 31, 2002, our executive officers and directors beneficially own, in the aggregate, approximately 15.6 % of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Results of Operations

Comparison of the six months ended December 31, 2002 to the six months ended December 31, 2001 follows:

Revenue. Revenues for the six months ended December 31, 2002 were approximately $139,000, a significant percentage increase over the prior year. Revenues for the six months ended December 30, 2001 were approximately $36,000. Units sold for the six months ended December 31, 2002 were approximately 725 units. The sales for the six month period ended December 31, 2002 was due primarily to sales to one customer. Unit sales for the six month period ended December 31, 2001 were of an earlier model and were insignificant.

Cost of Revenues. Cost of revenues for the six months ended December 31, 2002 were approximately $117,000, and represent the cost of the MSU V5 devices sold. The increase of approximately $89,000 from the corresponding period ending December 31, 2001 is a result of increased sales of product.

Research and Development. Research and development expenses generally consist of expenditures related to the Company's development of its hardware and software. For the Six months ended December 31, 2002, research and development expenses of approximately $205,000 were 29% of the level of the six months ended December 31, 2001. The Company's research and development efforts during this period, while significantly reduced, were concentrated on enhancing the software for the MSU V5 device.

Selling, general and administrative. Selling, general and administrative expenses of approximately $612,000 for the six months ended December 31, 2002 decreased by approximately $809,000 from $1.4 million. The decrease is primarily due to 1) lower personnel costs as a result of reduced headcount, and 2) lower sales and marketing costs as result of reduced sales activity. Selling, general and administrative expenses principally consist of the cost of employees (other than those dedicated to research and development), advertising and promotional costs which are charged to operations as incurred, communication, rent, occupancy costs and professional fees. In general terms, the Company continues to develop a structured and professional sales and marketing framework to market the current and future products.

Interest expense. Interest expense for the six months ended December 31, 2002 decreased by approximately $36,000 from approximately $162,000 in the corresponding period in 2001. The decrease relates to the reduced amount of debt outstanding.

Debt conversion expense. In the current six month period, in connection with the beneficial conversion feature granted to the holders of the 11.5% promissory Note related to the amendment on September 23, 2002, the company recorded a charge of approximately $1.3 million.

Liquidity and Capital Resources

As of January 31, 2003, the Company is in default on approximately $2.1 million of secured 11.5% Promissory Notes and approximately $943,000 of long-term debt. Consequently, the holders of both of these issues of notes can accelerate the maturity of their notes.

The holders of the secured 11.5% Promissory Notes can elect to exercise their first priority lien on all the Company's assets, including intangible assets and intellectual property. In such event, we could not conduct business and would cease to exist as a going concern.

The holders of the long term debt can also accelerate the maturity of the their notes, and their claims against the Company will be subordinate to those of the 11.5% Promissory Notes.

Due to the difficulty of reaching compromise agreements with certain creditors, the Company has been considering, and may in the very near future, seek to reorganize under Chapter 11 of the Bankruptcy Code (Chapter 11 of Title 11 of the United States Code). If the Company were to complete a reorganization successfully, it anticipates it would continue as a going concern, at least for a limited period of time, after emerging from bankruptcy.

The Company is actively pursuing additional capital that would fund its operations during a reorganization and for at least for a limited period of time after emerging from bankruptcy. There can be no assurance that such liquidity requirements will be met or that the Company will be able to continue as a going concern.

The filing of a Chapter 11 petition would suspend the Company's obligations to pay principal and interest on both the 11.5% Promissory Notes and the long term debt during the reorganization proceeding. In a successful reorganization, the Company anticipates its obligations to pay the outstanding principal and any accrued interest on both the 11.5% Promissory Notes and the long term debt would be eliminated by exchanging them for newly-issued shares of the Company's common stock.

The secured 11.5% Promissory Notes are convertible, along with accrued interest, into approximately 114 million shares of common stock. See Note 6 - "Convertible Promissory Notes" to the financial statements contained in this Report on Form 10-Q. These Notes matured on December 31, 2002. The outstanding principal amount, together with accrued interest, was due to be paid on that date, and the Company did not pay, and, as of January 31, 2003, still has not paid, such amounts.

The long-term debt was issued in the restructuring of the Company's UK operations. The debt matures December 31, 2006. Accrued interest was due and payable on such debt on December 31, 2002, and the Company did not pay, and, as of January 31, 2003, still has not paid, such interest.

Assuming the Company continues as a going concern, the Company's business plan is predicated principally upon the successful marketing of its MSU V5 product and the marketing of the Company's software development capabilities. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in fiscal 2003 and that it will be required to continue to raise additional capital. There can be no assurance that the Company's liquidity requirements will be met or that it will be able to continue as a going concern.

Assuming the resolution of the two debt defaults described above, failure to obtain additional capital could cause delay or abandonment of our business plans. The Company anticipates that it will depend on outside sources of capital to fund operating losses for at least the next twelve months. Additional capital may also be required for a variety of other reasons, including unforeseen delays, unanticipated expenses, increased capital requirements, engineering design changes and other technology risks or other corporate purposes. These additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, or on terms acceptable or favorable to us. Failure to obtain additional funds could result in the delay or abandonment of our development and expansion plans, and we may be unable to fund our ongoing operations.

Historically, the Company has financed its operations through private sales of unregistered equity and debt securities. During the six month period ended December 31, 2002, the Company received short term funding from the receipt of approximately $645,000 of cash related to the issuance of 11.5% convertible promissory notes.

For the six month period ended December 31, 2002, cash used in operating activities was approximately $ 721,000. Cash used in operating activities in the comparable period, ending December 31, 2001 was approximately $2.2 million.

At December 31, 2002 the Company's cash balance was approximately $28,000. Assuming the resolution of the two debt defaults described above, The Company estimates that it needs approximately $400,000 of additional cash for the fiscal quarter ending March 31, 2003. Due to the uncertainty of revenue streams, the Company is not able to forecast accurately its cash needs for the rest of the fiscal year ending June 30, 2003. Current cash usage is approximately $100,000 per month.

Again, assuming the resolution of the two debt defaults described above, The Company believes that cash flows generated by operations through the remainder of fiscal 2003 will be insufficient to meet its cash needs for working capital and capital expenditures. The Company is actively pursuing additional capital to fund its operations. The sale of additional equity or convertible debt securities will result in an additional dilution to the Company's stockholders.

No assurance can be given that the Company will successfully raise such additional financing, or that additional financing, if available, will be available on terms favorable to the Company. Again, assuming the resolution of the two debt defaults described above, failure to raise such additional financing could have a material adverse effect on the Company.

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



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None, but see Part II, Item 3.


Item 2 - Changes in Securities and Use of Proceeds

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

In the six month period ending December 31, 2002, the Company issued approximately $645,000 of 11.5% Promissory Notes for cash. The Notes were sold, without registration under the Act in reliance on Section 4(2) of the Act or Regulation D promulgated thereunder, to the following:


Jean Belanger                                           Oren Heffner
------------------------------------------------------- -----------------------
Heffner Family Limited Partnership                      Jeremy Simpson
------------------------------------------------------- -----------------------
Allan Day                                               Julius Smith Young, Jr.
------------------------------------------------------- -----------------------
Don McFarlane                                           Steve Coles
------------------------------------------------------- -----------------------
Jeffrey Green                                           Glen Highland
------------------------------------------------------- -----------------------



The Company has issued a total of approximately $2.1 million of the 11.5% Promissory Notes as of December 31, 2002.

The 11.5% Promissory Notes are convertible at any time at the option of the investors into shares of common stock at a rate of 50 shares per $1 loaned, subject to adjustment in certain events.

See Note 6 - "Convertible Promissory Notes" to the financial statements contained in this Report on Form 10-Q, for a description of changes in the major terms and conditions of the 11.5% Note Purchase Agreement that were made on September 23, 2002.

Item 3 - Defaults upon Senior Securities

As of January 31, 2003, the Company is in default on approximately $2.1 million of secured 11.5% Promissory Notes and approximately $943,000 of long-term debt. Consequently, the holders of both of these issues of notes can accelerate the maturity of their notes.

The holders of the secured 11.5% Promissory Notes can elect to exercise their first priority lien on all the Company's assets, including intangible assets and intellectual property. In such event, we could not conduct business and would cease to exist as a going concern.

The holders of the long term debt can also accelerate the maturity of the their notes, and their claims against the Company will be subordinate to those of the 11.5% Promissory Notes.

Due to the difficulty of reaching compromise agreements with certain creditors, the Company has been considering, and may in the very near future, seek to reorganize under Chapter 11 of the Bankruptcy Code (Chapter 11 of Title 11 of the United States Code). If the Company were to complete a reorganization successfully, it anticipates it would continue as a going concern, at least for a limited period of time, after emerging from bankruptcy.

The Company is actively pursuing additional capital that would fund its operations during a reorganization and for at least for a limited period of time after emerging from bankruptcy. There can be no assurance that such liquidity requirements will be met or that the Company will be able to continue as a going concern.

The filing of a Chapter 11 petition would suspend the Company's obligations to pay principal and interest on both the 11.5% Promissory Notes and the long term debt during the reorganization proceeding. In a successful reorganization, the Company anticipates its obligations to pay the outstanding principal and any accrued interest on both the 11.5% Promissory Notes and the long term debt would be eliminated by exchanging them for newly-issued shares of the Company's common stock.

The secured 11.5% Promissory Notes are convertible, along with accrued interest, into approximately 114 million shares of common stock. See Note 6 - "Convertible Promissory Notes" to the financial statements contained in this Report on Form 10-Q. These Notes matured on December 31, 2002. The outstanding principal amount, together with accrued interest, was due to be paid on that date, and the Company did not pay, and, as of January 31, 2003, still has not paid, such amounts.

The long-term debt was issued in the restructuring of the Company's UK operations. The debt matures December 31, 2006. Accrued interest was due and payable on such debt on December 31, 2002, and the Company did not pay, and, as of January 31, 2003, still has not paid, such interest.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other information

See Part II, Item 3.


Item 6 - Exhibits and Reports on Form 8-K

        (a)      Exhibits -  None

        (b)      Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the fiscal quarter ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MSU DEVICES INC.
                                            (Registrant)

Date:    January 31, 2003
                                             By   /s/ Robert L. George
                                               --------------------------
                                             Robert L. George, President, Chief
                                             Executive Officer and Director



                                             By  /s/ Kwok H. Phoon
                                               ----------------------------
                                             Kwok H. Phoon, Acting Chief
                                             Financial Officer (Principal
                                             Financial Officer)

CERTIFICATION

     With regard to the Form 10-Q for the fiscal quarter ending December 31, 2002 (the "periodic report") of MSU Devices, Inc. (the "issuer"),

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


Date:    January 31, 2003
                                                  /s/ Robert L. George
                                             -------------------------
                                             Robert L. George
                                             Chief Executive Officer

CERTIFICATION

     With regard to the Form 10-Q for the fiscal quarter ending December 31, 2002 (the "periodic report") of MSU Devices, Inc. (the "issuer"),

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


Date:    January  31, 2003
                                               /s/ Kwok H. Phoon
                                             -----------------------
                                             Kwok H. Phoon
                                             Acting Chief Financial Officer
                                             (Principal Financial Officer)

CERTIFICATION

I, Robert L. George, certify that:

1. I have reviewed the quarterly report on Form 10-Q of MSU Devices, Inc. ( the registrant");

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

Date:             January 31, 2003                      /s/ Robert L. George
                                                     -------------------------
                                                     Robert L. George
                                                     Chief Executive Officer

CERTIFICATION

I, Kwok H. Phoon, certify that:

1. I have reviewed the quarterly report on Form 10-Q of MSU Devices, Inc. ( the registrant");

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


Date:             January 31, 2003
                                                /s/ Kwok H. Phoon
                                             -----------------------
                                             Kwok H. Phoon
                                             Acting Chief Financial Officer
                                             (Principal Financial Officer)